Form 10-K
period 1993-12-31
FISCHER & PORTER CO
filed 1994-03-31
CIK 37115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 31 December 1993
                                     OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from         to

   Commission File Number 1-4400

                           FISCHER & PORTER COMPANY
           (Exact name of registrant as specified in its  charter)

         125 East County Line Road, Warminster, Pennsylvania   18974
           (Address of  principal  executive offices and zip code)
       Pennsylvania                        23-0582516
(State of incorporation)      (I.R.S.  Employer Identification  No.)


    Registrant's  telephone number, including  area code:   215-674-6000
                           ________________________

Securities registered pursuant to Section 12(b) of the Act:
   Title of each Class        Name of Each Exchange on Which Registered
     Common Stock                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       (X)                                                    No

(Insert number of shares outstanding of each class of common stock, as of latest practicable date and the aggregate market value of the voting stock held by non-affiliates.)
                                                            Outstanding at
        Class                                              28 February 1994
     Common Stock                                          5,295,250 shares

The aggregate market value of the voting stock held by non-affiliates is $88,018,557 as of 28 February 1994.
                                      PART I

ITEM 1  BUSINESS

(a)  General Development of Business

     Fischer & Porter Company was founded in 1937 and originally incorporated in Pennsylvania in 1942. It was re-incorporated in Delaware in 1987 and re-incorporated in Pennsylvania in 1990. The Company re-incorporated from Pennsylvania to Delaware in 1987 to make available to the Company the then more modern and less restrictive financial provisions of the Delaware Corporation Law. In 1988, Pennsylvania enacted the Business Corporation Law of 1988 ("1988 BCL"). Since the Company's executive offices and virtually all of its domestic operations are in Pennsylvania, and the "1988 BCL" appeared to meet all the objections motivating the 1987 move to Delaware, the Company re-incorporated in Pennsylvania. There has been no significant change in the general development of the Company's business during the past five years. The Company has continued to conduct its business on a worldwide basis through its United States operations and its Subsidiaries throughout the world.

   (b)  Financial Information About Industry Segments

     The Company operates principally in one industry: process control instrumentation. The process control instrumentation industry designs, engineers, manufactures and sells instruments, systems, maintenance services and replacement parts for the measurement, recording and control of various processes. The Company's products are sold to such diverse markets as municipal and industrial water and wastewater treatment plants, chemical plants, pulp and paper mills, food and beverage processing facilities, pharmaceutical plants, metal refineries and mines.

   (c)  Narrative Description of Business

   General

     A high degree of technological competence and innovation is involved in most of the products and services provided. The line of products includes a multiplicity of items, of which the major ones are flowmeters, transmitters, process controllers, micro-computers, disinfection equipment and systems, distributed control systems, and analytical instruments.
     In the design and manufacture of special process control systems, the Company purchases from outside sources advanced computer products modified to Company specifications. There are a number of suppliers of these computer products and there have not been any constraints as to their availability.

   Markets

     The Company's customers include manufacturers who process raw materials; municipalities and industries requiring water and wastewater treatment and control. Among the customers which use the Company's products are those in the chemical, water and waste, and pulp and paper fields. The Company also serves customers in the food, metal, mining, and pharmaceutical industries.

   Distribution

     During the twelve months ended 31 December 1993, approximately 32% of total sales were made to customers in the United States and the balance to markets outside the United States.
     The Company has sales engineering offices in 10 principal cities in the United States, employing 152 field engineers. A distribution center is also maintained in Warminster, Pa.
     Sales in countries other than the United States are made through field sales engineers of Fischer & Porter Subsidiaries and sales engineering representatives.

   Competition

     The business in which the Company is engaged is highly competitive both in the United States and in other countries where the Company does business. There are many other companies which manufacture products that compete with all portions of the product lines of the Company. The principal factors of competition are product performance and price. Some of these competitors are substantially larger than the Company. Reliable figures as to the volume and relative ranking of the business done by competitors are not available.

   Backlog

     The backlog of unfilled orders at 31 December 1993 was $55,500,000, compared to the $58,000,000 backlog at the beginning of the year. Incoming orders in 1993 amounted to $219,000,000, 5% lower than in 1992.
     Approximately 95% of the orders in the backlog at 31 December 1993 are anticipated to be shipped during 1994.

   Patents and Trademarks

     The Company owns or controls a number of patents in the United States and foreign countries. Although, in the aggregate, its patents are of considerable importance in the operation of its business, it is the opinion of the Company that there is no one patent or group of patents the loss of which would materially affect the overall operation of the Company.
     The duration of patents applicable to the Company's business varies, as the Company continually seeks to obtain patents on its inventions (and licenses on the patents of others.) At this time, the Company does not believe there is any point in time at which the expiration of its patents (or the licenses it holds under the patents of others,) will be of material importance.
     The Company uses a number of trademarks with respect to its products; the important trademarks are registered in the United States and, where deemed appropriate, in other countries.

   Research and Development

     The Company maintains an active research and development program for the design and development of new products and the adaptation of existing products for new applications.
     Total Company sponsored research and development expenditures during 1993, 1992 and 1991 were $10,973,000, $12,396,000, and $12,835,000, respectively.
   The research and development program employed 150 people during 1993, 156 people during 1992 and 161 people during 1991 .

   Employee Relations

     As of 31 December 1993, 2,112 persons were employed on a worldwide basis and relations with these employees are, and have been, satisfactory. The Company and its Subsidiaries provide group life insurance, sick pay, hospitalization, and surgical and medical benefits for its employees. There are also pension plans, which are described in Note 7 of the Notes to Consolidated Financial Statements. The Company is party to one collective bargaining agreement in the United States and three in its International operations.

   Environmental Matters

     Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

(d)  Foreign Operations

       Financial information relating to foreign and domestic operations for the three years ended 31 December 1993 is presented in Note 12 (Segments of Business) of the Notes to the Consolidated Financial Statements. While the Company is subject to certain risks by operating in foreign countries (political, currency, export and import regulations), the Company believes the risks involved are no greater than the normal risks of doing business. The economic, tariff and trade policies in the countries in which the Company operates are generally not restrictive such that the Company's ability to do business is impaired. Tax policies in these countries vary somewhat compared to the United States and each other, although none of them are overly onerous or restrictive. Cash flow among the countries within which the Company operates is not restricted. Currency exchange rate fluctuations can impact the financial statements via translation of Subsidiary balance sheets and settlement of foreign currency transactions (mostly intercompany in nature). Periodically, hedging techniques are used, but not as a general rule.

ITEM 2  PROPERTIES

   The Company conducts administrative, sales and manufacturing operations at the following premises:

                              Premises Owned

                                         Approximate Area
        Location                           (Square Feet)

   Warminster, Pennsylvania                   500,000
   Vineland,  New Jersey                       29,000
   Toronto, Canada                             78,000
   Goettingen, Germany                        202,000
   Milan, Italy                                79,000
   Antwerp, Belgium                            18,000
   Mexico City, Mexico                         16,000
   Workington, England                         48,000

      Refer to Note 3 (Long-Term Debt and Restrictions) of the Notes to the Consolidated Financial Statements regarding security interests in certain of these properties.

                                Premises Leased

      Location                    Approximate Area       Lease
                                   (Square Feet)    Expiration Dates

   Madrid, Spain                       22,000             1996
   Melbourne, Australia                45,000             1999
   Stockholm, Sweden                    2,000             1996
   Gorinchem, Netherlands               8,000             1995
   Helsinki, Finland                    6,000             1996
   Clermont-Ferrand, France           100,000             1994
   Wiener Neudorf, Austria              3,000             1994

      The Company also leases sales offices in 10 U.S. cities which have expiration dates ranging from 1 to 5 years. See, also, Note 5 (Leases) of the Notes to the Consolidated Financial Statements.

      The Company believes that the facilities utilized by it are adequate and suitable for the purposes they serve.

ITEM 3  LEGAL PROCEEDINGS

      In December of 1991, a class action and shareholders' derivative action was filed against the Company and certain current and former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania, [Weiner, et al. vs. Tolson, et al., (No:91-7822)]. The alleged wrongdoings have been denied. In March 1993, the parties stipulated to the dismissal of all class action claims and the dismissal of one of the plaintiffs, Howard Weiner from the action. A tentative agreement was reached by the parties in June 1993 to settle the derivative action, which was the only remaining claim in the lawsuit. However, in August 1993 when the matter was submitted to the Court for approval, the Court failed to approve the proposed settlement. In February 1994, a new agreement was reached to settle the matter, which the Company believes should satisfy all the requirements of the Court. The new Settlement Agreement has been submitted for Court approval, but has not yet been approved. The Company's results of operations or financial condition would not be materially impacted under the terms of the new Settlement Agreement.
      In October of 1993,a class action suit was filed on behalf of the Company's shareholders against the Company, Jay H. Tolson and E. Joseph Hochreiter (the Company's two former Class B Stockholders, who are also directors and executive officers). The suit was filed in the court of Common Pleas of Bucks County, Pennsylvania, under the caption, Roger Copland vs. Jay
   H. Tolson, et al., (No. 93008366). The suit challenged the validity of the warrants issued to the two named individuals in connection with their conversion of Class B Stock into Common Stock. The Plaintiff sought to enjoin the exercise of the warrants, to rescind the warrants and to award attorneys' fees and costs to Plaintiff's counsel. In March of 1994, the Company was informed that the Plaintiff will file an Amended Complaint asserting a class action and a derivative claim against the individual defendants. The Company will be named only as a Nominal Defendant on the derivative claims and no claim will be asserted against the Company for any of the wrongdoings alleged in this action. The Company's results of operations or financial condition would not be materially impacted by the outcome of this action, either as currently filed or under the Amended Complaint.
      Refer, also, to Note 10 (Commitments and Contingencies) of the Notes to the Consolidated Financial Statements.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended 31 December 1993.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

   Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report.

                                 Business Experience
   Name, Age and Position        During Past 5 Years

Jay H. Tolson, 58              Appointed Chairman of the Board of
Chairman of the Board of       Directors in 1971 and Chief Executive
Directors and Chief            Officer in 1983.  Was also President
Executive Officer              from 1974 to 1983 and from 1986 to 1991.
                               Responsible for the formation of overall
                               Corporate policy.


E. Joseph Hochreiter, 47       Appointed President and Chief Operating
President and Chief Operating  Officer in 1991.  He was a principal and
Officer                        founder of HMA, Investments, Inc., a
                               private investment firm, from 1987 to
                               1991;  prior thereto he was Executive
                               Vice President of Penn Central
                               Telecommunications Co. from 1984 to 1987 and held various other senior management positions with the Penn Central
                               Corporation from 1972 to 1984.  In
                               addition to serving on the Board of
                               Fischer & Porter Company, he is a
                               director of Pennsylvania Pressed
                               Metals, Inc., and is the Chairman of
                               the Board of Superior Air Parts, Inc.


Laurence P. Finnegan, Jr., 56  Appointed Chief Financial Officer and
Senior Vice President,         Treasurer in 1986.  Responsible
Chief Financial Officer and    primarily for all the Company's
Treasurer                      financial, accounting, treasury and
                               information systems functions.
                               Previously was President of HMH Design
                               Group (design and manufacture of
                               electronic assembly equipment) from 1984 to 1986.


Joseph P. Garay, 44            Appointed in 1989; Chief Legal Officer
Vice President, Secretary and  and Secretary responsible for all legal
General Counsel                matters worldwide, including patents and
                               trademarks; also responsible for share-
                               holders, investors and community
                               relations. Previously was a partner in
                               the corporate department of the law firm of Clark, Ladner, Fortenbaugh & Young of Philadelphia, Pa., specializing in corporate finance, acquisitions/ divestitures and general corporate matters.


Nathan T. Schelle, 48          Appointed in 1987; Corporate Controller/
Vice President-Controller      Chief Accounting Officer; and
Assistant Secretary            responsible for worldwide financial
                               reporting and accounting policies and
                               procedures. Previously was Assistant
                               Treasurer with essentially the same
                               duties and responsibilities.

                                   PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK
       AND RELATED SECURITY HOLDER MATTERS

Principal Market

Principal market on which Fischer &  Porter's Common stock is traded:
                       American Stock Exchange

Market Price for the Common stock and Dividend Information


                             1993                 1992
                        High      Low        High      Low
       First quarter  $10 1/2   $  8 5/8   $ 8 3/8    $6 1/2
       Second quarter $ 9 5/8   $  8       $ 9        $7 3/8
       Third quarter  $ 9 1/4   $  7 5/8   $ 8 5/8    $7
       Fourth quarter $17 7/8   $ 11       $11 1/2    $7 1/8


 No cash dividends were paid in 1993 or 1992.
 A revolving credit agreement contains certain covenants which, among other things, set limitations on the payment of cash dividends on Common Stock. As of 31 December 1993, no cash dividends can be paid on Common Stock. See Notes 3 and 6 of the Notes to the Consolidated Financial Statements.
 At 31 December 1993, approximately $32,000,000 of retained earnings of International Subsidiaries has not been distributed. Of this amount, $8,200,000 is not currently available for distribution due to local restrictions. See Note 3 of the Notes to the Consolidated Financial Statements with respect to restrictions on dividends and other related payments.

Approximate Number of Holders of Common Stock

The number of holders of record of Fischer & Porter's
Common stock as of 28 February 1994:    2,920


ITEM 6  SELECTED FINANCIAL DATA
Fischer & Porter Company and Subsidiaries
(dollar amounts in thousands except per share data)
                                              Year Ended 31 December
                               1993       1992     1991       1990      1989
Summary of Operations
Net sales                    $221,644  $231,317  $236,976  $237,955  $225,324
Income (loss) from operations   4,223     9,117   (14,817)   (1,567)   11,680
Interest expense, net           2,608     2,901     3,189     4,170     1,952
Foreign exchange loss (gain)      366       468       289   (1,250)        38
Other income (2)                    -         -         -     2,124         -
Income (loss) before taxes and
         accounting change      1,249     5,748   (18,295)   (2,363)    9,690
Income taxes                      143     4,006     4,236     5,775     6,183
Income (loss) before accounting
 change                         1,106     1,742   (22,531)   (8,138)    3,507
Accounting change (1)               -         -     2,821         -         -
Net income (loss) (2)           1,106     1,742   (25,352)   (8,138)    3,507
Depreciation                    6,302     6,878     7,082     7,350     5,924
Capital expenditures            4,517     6,997     6,356     9,155    23,079

Year-End Position
Current assets                 87,452    86,178   107,329   123,706   125,319
Current liabilities            41,712    40,174    63,668    47,931    50,370
Working capital                45,740    46,004    43,661    75,775    74,949
Current ratio                    2.10      2.15      1.69      2.58      2.49
Property, plant and equipment,
net                            36,638    39,963    42,039    43,958    46,109
Total assets                  131,993   132,969   153,901   174,967   178,604
Asset turnover rate              1.68      1.74      1.54      1.36      1.26
Long-term debt                 17,266    19,176    12,297    26,897    26,943
Total debt                     28,840    25,697    30,734    31,961    33,963
Preferred stock                     -       710     1,425     2,140     3,427
Shareholders' equity           38,169    41,986    45,359    71,566    75,328
Total capitalization           67,009    68,393    77,518   105,667   112,718
Debt to shareholders'
  equity ratio                    .76       .61       .68       .45       .45
Debt to total
  capitalization ratio            .43       .38       .40       .30       .30

Per Share Data (1) (2)
Earnings(loss) before
  accounting change               .19       .31    (4.36)    (1.61)       .62
Earnings (loss) per share         .19       .31    (4.90)    (1.61)       .62
Dividends                           -         -         -  5% Stock  5% Stock
Shareholders' equity             7.21      8.04      8.69     13.74     14.54

Other Data
Number of employees             2,112     2,207     2,413     2,637     2,675
Number of shareholders          2,971     3,438     3,518     3,577     3,770
Average number of common shares
for primary earnings
  (in thousands)                5,484     5,231     5,217     5,209     5,161
Total common shares outstanding
  (in thousands)                5,295     5,221     5,221     5,209     5,179
Net sales per employee         $104.9    $104.8     $98.2     $90.2     $84.3

(1) In 1991, the Company adopted FASB #106 "Accounting for Postretirement Benefits other than Pensions."
(2) In 1991, there was an aftertax charge of $17,704,000 for a major restructuring; in 1990, there was an aftertax charge of $6,000,000 for personnel reductions and additional inventory reserves and an aftertax gain of $2,124,000 on the sale of a facility.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary - 1993
  Sales in 1993 were $9.7 million less than the previous year. Pretax income declined $4.5 million; however, net income was only $.6 million lower. There were a number of contrasts and offsetting activities which occurred during the year: Sales in the United States were down from 1992 while International sales (excluding currency effects) increased slightly; orders were up in the United States, yet orders for International units (particularly Europe) were down; improvement in gross profit margins in the U.S. was negated by lower margins by International. Economic conditions in Europe continued to be a major drag on meaningful improvement. The French Subsidiary had a $3.0 million net loss in 1993 due to difficulties in the transition from being a manufacturing operation. The U.S. Company generated $1.2 million in cash and income through the sale of a small research operation. The implementation of FASB
#109 (Accounting for Income Taxes) resulted in deferred tax benefits being recognized. Consolidated cash flow from operations was slightly negative and International short term debt increased due to generally negative operating results compared to the prior year.

Results of Operations
1993 Compared to 1992

United States
  Orders received in the United States in 1993 were $85.1 million, or $8.0 million more than in 1992; excluding the specialty glass business which was sold in 1992, the increase in orders was $10.8 million. Orders for systems increased $7.9 million while instruments were up by $2.9 million. Sales in the United States were $75.2 million. The decline of $8.4 million from 1992 levels was $2.6 million in specialty glass sales (business sold in 1992), $3.6 million in systems and $2.2 million in instruments. The backlog entering 1994 is $26.3 million compared to $16.4 million at 31 December 1992.
  Gross profit margins in the United States increased approximately four percentage points in 1993 compared to the previous year, mainly due to cost control and manufacturing improvements. In the third quarter of 1993, the Company sold a small research operation for cash and the net proceeds of $1.2 million were offset against research and development expenses. Operating expenses in the United States, including research and development, were 1.9% higher than in 1992, without the effect of the sale; reported operating expenses were 1.5% less than the previous year. Income from operations in the United States was down slightly from 1992.

International
  Orders received by International units declined from the previous year's levels by $18.5 million to $133.9 million. Approximately $13.2 million results from different currency exchange rates used to translate local currency orders into dollars in each year. The comparatively stronger U.S. dollar in 1993 has the effect of producing a lower dollar value for orders which, in local currency, might be unchanged or even increased. The decline in orders on a more comparable basis was approximately $5.3 million, principally in the distributed control system business in Europe. Orders for other instrumentation, as well, were adversely affected by the European economic situation. Sales of $146.5 million by International units were $1.3 million lower than in 1992. As with orders, currency exchange rates impact comparability. On a comparable basis, sales increased approximately $14.6 million but different exchange rates reduced reported sales by $15.9 million. The higher sales volume was primarily in the systems business, driven to a great degree by the level of orders received in 1992 for the new distributed control system introduced in that year.
  Gross profit margins for International units were approximately four and one half percentage points lower than in 1992. The principal causes were severe pricing pressures in order to maintain market share and a higher portion of systems which tend to have lower margins than instrument sales. The French Subsidiary incurred an operating loss of $1.6 million in 1993 due to difficulties in the transition from manufacturing. Operating expenses, including research and development were approximately 3.0% less than the previous year, although at comparable exchange rates, operating expenses would have increased approximately 5.0%. Income from operations, as reported, reflects a decline of $4.6 million, mainly as a consequence of lower gross profit margins. Currency exchange rate changes reduced sales but also reduced costs and expenses. Consequently, the impact of currency exchange rate changes on comparability of International income from operations with 1992 is less than $.5 million.

Consolidated
  Consolidated net interest expense in 1993 was slightly lower than in 1992. Interest expense in the United States was not significantly different since rates and debt levels were fairly consistent. International interest expense was higher due to debt levels but offset somewhat by reduced rates. Interest income was modestly higher. Foreign exchange losses are primarily a function of the U.S. dollar compared to other currencies when transactions (mainly intercompany) are settled. In 1993, the U.S. dollar was strong relative to other currencies for most of the year.
  In 1993, the effective tax rate of 11.5% is unusually low which is due to a number of factors as shown in the reconciliation table in Note 4 to the Consolidated Financial Statements. The absolute amount of difference between the expected and the actual tax provision is not that significant; however, the difference in relative percentages is substantial. The alternative minimum tax in 1993 is largely a one-time result (cost) of certain U.S. tax planning activities. The Company adopted FASB #109 (Accounting for Income Taxes) in 1993. In the fourth quarter, a deferred tax benefit of $1.0 million was recorded in the U.S. It was not until the fourth quarter that Management was able to conclude that it was more likely than not that sufficient taxable income will be available to realize the deferred benefit. There was insufficient evidence to conclude otherwise prior to the fourth quarter. The U.S. Company has approximately $21.0 million of deductible temporary differences at the end of 1993 for which no tax benefit has been reported. Certain U.S. tax planning techniques have already been implemented whereby taxable income has been or will be sufficient to allow for realization of the tax benefit recorded on approximately $3.0 million of deductible temporary differences.

Summary - 1992
  The Company reported net income of $1.7 million in 1992 on sales of $231.3 million. Sales were 2.4% lower than in 1991, however, there was a substantial improvement in earnings. The results for 1991 included $20.5 million of special charges for restructuring and an accounting change. Exclusive of these charges, there was an increase of $6.6 million in net income between 1992 and 1991. The worldwide economic situation continued to be a major obstacle to achievement of meaningful or significant increases in the level of business. In the United States and Canada, competition was very intense from both domestic and foreign businesses. In Europe, the recession has struck very hard and the situation has been further complicated by the turmoil in currency exchange rates during the latter part of the year. In general, inflation was not a significant factor in 1992 but there were increases in costs. In light of the circumstances, the Company has followed the course of managing for cash and continuing to cut costs wherever possible. Personnel levels have been reduced by over 8% in each of the past two years. New, lower cost medical plans have been put in place in the United States. Manufacturing inventories in the U.S. were reduced by $3.0 million. Total Company debt was reduced by $5.0 million in 1992 of which $3.0 was in the United States.
  The restructuring activities which were planned in 1991 were essentially completed in 1992. The French manufacturing Subsidiary has been downsized to a sales and service company and certain other European sales and service companies have been reduced to focus on fewer and more profitable products. The specialty glass business in the U.S. was sold in the fourth quarter of 1992. The Company also has scaled back its participation in certain U.S. environmental markets. There are additional personnel still to leave the payrolls in 1993 due to the restructuring, however, the associated costs were previously accrued in 1991.

Results of Operations
1992 Compared to 1991

United States
  Orders received in the United States in 1992 were $77.1 million which was the same as in 1991. Orders for instruments declined $1.7 million while orders for systems increased the same amount. The increase in systems reflects the Company's objective to obtain smaller systems orders in specific markets while the decline in instrument orders mainly reflects economic conditions. Sales in the United States of $83.6 million were $4.7 million less than the previous year, all in the systems business. This reflects the decline in orders, primarily in the Environmental sector, that was experienced in 1991. Gross profit margins increased approximately four percentage points in 1992 compared to the previous year, mainly as a result of cost savings and the impact of less systems business in the Environmental sector. Operating expenses, including research and development, were essentially unchanged. Excluding the special charge in 1991, income from operations improved by $2.1 million in 1992. (Please refer to Note 12 to the Consolidated Financial Statements.)

International
  Orders received by International Subsidiaries in 1992 were $152.4 million compared to $147.9 million in the previous year. While the recession in Europe adversely affected business in general, orders for the new distributed control system and other new products, as well, compensated somewhat for the stagnant conditions experienced in most other products. Sales of $147.7 million were basically unchanged from the sales levels in 1991. Gross profit margins improved slightly on a comparable basis with 1991. However, excluding the impact of restructured operations, gross profit margins increased by approximately three percentage points. Operating expenses, including research and development, were 2.2% higher in 1992. Income from operations was $ 9.7 million in 1992 while in 1991, excluding special charges, income from operations was $5.7 million. (Please refer to Note 12 to the Consolidated Financial Statements.)

Consolidated
  Consolidated interest expense decreased $.3 million compared to 1991. In the United States interest was $.6 million lower due to rates and generally lower debt levels. International was $.3 million higher due to generally higher debt levels. Foreign exchange losses are primarily a function of the U.S. dollar compared to other currencies when transactions (mainly intercompany) are settled. In 1992 and 1991, the U.S. dollar was strong relative to other currencies for part of the year and weak for part of the year.
  The unusually high effective tax rate results, primarily, from an absence of tax benefits on losses in the United States and tax rates in other countries being generally higher than in the United States. (Please refer to Note 4 to the Consolidated Financial Statements.)

Cash Flow
  In 1993 and 1992, cash was used to satisfy severance and other obligations stemming from the 1991 restructuring plan. Exclusive of the cash used for these activities, net cash provided from operating activities was essentially "break-even" in 1993 compared to $13.3 million in 1992. The principal areas of substantial change between years were lower net income and receivables. At the end of 1992, receivables were unusually low as a result of exceptional collections in the last month of that year. Also in 1992, $3.5 million of receivables were sold by the French Subsidiary in a non-recourse factoring arrangement; no similar transaction occurred in 1993. Consolidated days sales outstanding, on average for the year, were actually one day less in 1993. Capital expenditures were strictly controlled in 1993. The Company generated $1.2 million of cash through the sale of a small research operation in September of 1993.

Liquidity and Capital Resources
  (See Notes 2, 3 and 7 to the Consolidated Financial Statements)
  In September 1993, the Company announced that its Board of Directors had engaged an investment banker to advise the Company on possible alternatives to increase shareholder value, including sale of the Company. Since that time, potential buyers have met with Management and conducted their due diligence activities. In March 1994, a definitive merger agreement was reached with Moorco International Inc. (Moorco). The agreement provides for Moorco to acquire all of the shares of the Company's common stock, on a fully-diluted basis, for approximately $150.0 million, or $23.25 per share. The transaction is conditional upon, among other things, the approval of the Company's shareholders; it is expected the process will be completed by mid-1994.
  Also in September 1993, the Company entered into an agreement with the holders of its outstanding Class B Capital stock, for the conversion of all of the Class B shares into shares of Common stock. In exchange for the conversion, the Class B shareholders were granted warrants, exercisable on or before 31 March 1995, to purchase 1,128,994 shares of Common stock at $8.625 per share, the closing price of the stock on the American Stock Exchange on 29 September 1994.
  At 31 December 1993, the available credit under the U.S. revolver was $7.6 million of which $6.3 million was outstanding; at 29 March 1994, the available credit was $13.4 million and the outstanding borrowings were $9.6 million. In January 1994, an amendment to the agreement was made to revise certain financial covenants and to modify the asset-based formula to provide for additional borrowing availability. The additional amount of availability can be up to $5,000,000, subject to support by the appropriate levels of assets. It was obtained to have additional financial resources available on an interim basis until the Company is sold. The additional borrowing capacity is available until the earlier of (1) the sale of the Company occurs, (2) the Company is no longer for sale, or (3) 31 December 1994. In exchange, the lender is entitled to a fee of $750,000 which is payable no later than 31 December 1994.
  At 31 December 1993, the U.S. Company has an unfunded accrued pension cost of $3.4 million and an additional minimum liability of $8.4 million for its defined benefit pension plan. In 1993, equity was reduced by $3.3 million resulting, mainly, from a reduction in the discount rate used to determine the projected benefit obligation. Annual funding requirements vary with interest rates and asset growth. Contributions are typically in the range of $1.5 million to $2.0 million which is not substantially different than the annual expense. The Company's largest and most profitable Subsidiary has an unfunded pension liability of approximately $14.3 million at 31 December 1993. It is not a trusteed plan and there are no legal funding requirements. Payment of pensions from this plan in the foreseeable future will not have a significant impact on overall liquidity since there are very few retirees or employees nearing retirement age.

Foreign Currency Translation
  In 1991, the U.S. dollar strengthened slightly at yearend compared to the beginning of the year which resulted in a modest decrease in shareholders' equity. In 1992, there was a more significant strengthening of the dollar at yearend, which accounted for the substantial reduction in equity. The same pattern continued into 1993.
  "Cumulative translation adjustments" have affected shareholders' equity, as follows:

                     Increase (Decrease) in Thousands
                           1993      1992      1991
     Europe             $(2,096)   $(4,139)   $(723)
     Other                 (223)      (848)     (50)
                        $(2,319)   $(4,987)   $(773)

  Since 1 January 1981, the date of adoption of FASB #52, the "Cumulative Translation Adjustments" is a decrease of $2.5 million in shareholders' equity.

Recent FASB Pronouncements
  In November 1992, the FASB issued its Standard #112 (effective in 1994) concerning the accounting for postemployment benefits (e.g. severance, salary continuation, job counseling, etc.). The Company already complies with the requirements of this standard.
  In May 1993, the FASB issued its Standard #115 (effective in 1994) concerning the accounting for investments in debt and equity securities. The Company typically does not have such investments and does not anticipate having such in the future.

Other
  In December of 1991, a class action and shareholders' derivative action was filed against the Company and certain current and former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania, [Weiner, et al. vs. Tolson, et al., (No:91-7822)]. The alleged wrongdoings have been denied. In March 1993, the parties stipulated to the dismissal of all class action claims and the dismissal of one of the plaintiffs, Howard Weiner from the action. A tentative agreement was reached by the parties in June 1993 to settle the derivative action, which was the only remaining claim in the lawsuit. However, in August 1993 when the matter was submitted to the Court for approval, the Court failed to approve the proposed settlement. In February
1994, a new agreement was reached to settle the matter, which the Company believes should satisfy all the requirements of the Court. The new Settlement Agreement has been submitted for Court approval, but has not yet been approved. The Company's results of operations or financial condition would not be materially impacted under the terms of the new Settlement Agreement.
  In October of 1993,a class action suit was filed on behalf of the Company's shareholders against the Company, Jay H. Tolson and E. Joseph Hochreiter (the Company's two former Class B Stockholders, who are also directors and executive officers). The suit was filed in the court of Common Pleas of Bucks County, Pennsylvania, under the caption, Roger Copland vs. Jay H. Tolson, et al., (No. 93008366). The suit challenged the validity of the warrants issued to the two named individuals in connection with their conversion of Class B Stock into Common Stock. The Plaintiff sought to enjoin the exercise of the warrants, to rescind the warrants and to award attorneys' fees and costs to Plaintiff's counsel. In March of 1994, the Company was informed that the Plaintiff will file an Amended Complaint asserting a class action and a derivative claim against the individual defendants. The Company will be named only as a Nominal Defendant on the derivative claims and no claim will be asserted against the Company for any of the wrongdoings alleged in this action. The Company's results of operations or financial condition would not be materially impacted by the outcome of this action, either as currently filed or under the Amended Complaint.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
Fischer & Porter Company and Subsidiaries
(in thousands of dollars except per share data)

                                               Year Ended 31 December

                                              1993      1992      1991

Net sales                                  $221,644  $231,317  $236,976

Costs and expenses:
  Cost of sales                             140,177   142,596   154,399
  Research and development (Note 1)          10,973    12,396    12,835
  Selling, general & administrative expenses 66,271    67,208    66,680
  Restructuring charge (Note 9)                   -         -    17,879

                                            217,421   222,200   251,793

Income (loss) from operations                 4,223     9,117  (14,817)
Interest expense, net of interest income of
  $828 in 1993, $551 in 1992 and $612 in
  1991                                        2,608     2,901     3,189
Foreign exchange losses (Note 1)                366       468       289

Income (loss) before provision for income taxes
  and accounting change                       1,249     5,748   (18,295)

Provision for income taxes (Note 4)             143     4,006     4,236

Income (loss) before accounting change        1,106     1,742   (22,531)
Accounting change (Note 7)                        -         -     2,821

Net income (loss)                            $1,106    $1,742  $(25,352)

Earnings (loss) per share (Notes 1 and 9):

  Earnings (loss) before accounting change     $.19     $.31     $(4.36)
  Accounting change                               -     $.31       (.54)
  Earnings (loss) per share                    $.19     $.31     $(4.90)

(See Notes to Consolidated Financial Statements)

CONSOLIDATED BALANCE SHEETS
Fischer & Porter Company and Subsidiaries
(in thousands of dollars except share data)
                                                        31 December

                                                  1993      1992      1991
Assets
Current assets:
  Cash and cash equivalents                      $5,565    $6,565   $12,585
  Receivables, less reserves of $2,359 in
     1993, $2,259 in 1992 and $2,268 in 1991     42,114    37,737    51,543
  Inventories, at lower of cost (principally
     first-in, first-out) or market              37,666    40,109    41,186
  Prepaid expenses                                2,107     1,767     2,015
       Total current assets                      87,452    86,178   107,329
Property, plant and equipment, at cost:
  Land and land improvements                      2,242     2,290     2,435
  Buildings                                      37,760    38,706    39,031
  Machinery and equipment                        64,428    66,734    65,376
  Construction in progress                        1,348       972     1,494
                                                105,778   108,702   108,336
     Less-accumulated depreciation               69,140    68,739    66,297
                                                 36,638    39,963    42,039
Other assets (Notes 7 and 11)                     7,903     6,828     4,533
                                               $131,993  $132,969  $153,901
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt
     (Note 3)                                    $1,779    $1,456    $1,345
  Notes payable (Note 2)                          9,795     5,065    17,092
  Accounts payable                               12,355    10,764    14,479
  Accrued salaries and wages                     13,674    16,891    19,681
  Other accrued expenses                          5,053     6,127     8,990
  Accrued taxes on income (Note 4)                 (944)     (129)    2,081
     Total current liabilities                   41,712    40,174    63,668
Long-term debt (Note 3)                          17,266    19,176    12,297
Other noncurrent liabilities (Notes 1, 7 & 11)   34,846    30,923    31,152
Commitments and contingencies (Notes 5 & 10)          -         -         -
9% Convertible, Exchangeable Preferred Stock,
  $100 par, authorized 50,000 shares; issued
  and outstanding 1993 - none;  1992- 7,100
  shares; 1991 - 14,250 shares (Note 6)               -       710     1,425
Shareholders' equity (Notes 1, 3 and 6):
  Series preference stock, $1 par, authorized
     1,000,000 shares                                 -         -         -
  Common stock, $1 par, authorized 8,000,000
     shares; issued 1993 - 5,295,000 shares;
     1992 - 4,657,000 shares; 1991 - 4,657,000
     shares                                       5,295     4,657     4,657
  Class B Capital stock, $1 par, authorized
     700,000 shares;  issued and outstanding
     1993 - none; 1992 - 564,000 shares;
     1991 - 564,000 shares                           -       564       564
  Paid-in surplus                               61,935    61,233    61,233
  Accumulated deficit                          (23,217)  (24,260)  (25,874)
  Pension liability adjustment                  (3,317)        -         -
  Cumulative translation adjustments            (2,527)     (208)    4,779
     Total shareholders' equity                 38,169    41,986    45,359
                                              $131,993  $132,969  $153,901

(See Notes to Consolidated Financial Statements)

Consolidated Statements of Shareholders' Equity
Fischer & Porter Company and Subsidiaries
(in thousands of dollars)

                                                   Year Ended 31 December
                                                  1993      1992      1991
Common stock
  Balance, beginning of year                     $4,657    $4,657    $4,645
  Issuance of shares under stock option plans         7         -        12
  Conversion of Class B Capital stock               564         -         -
  Conversion of preferred stock (Note 6)             67         -         -

  Balance, end of year                            5,295     4,657     4,657

Class B Capital stock
  Balance, beginning of year                        564       564       564
  Conversion to common stock                       (564)        -         -

  Balance, end of year                                -       564       564

Paid-in surplus
  Balance, beginning of year                     61,233    61,233    61,135
  Issuance of shares under stock option plans        59         -        98
  Conversion of preferred stock (Note 6)            643         -         -

  Balance, end of year                           61,935    61,233    61,233

Accumulated deficit
  Balance, beginning of year                    (24,260)  (25,874)     (330)
  Net income (loss)                               1,106     1,742   (25,352)
  Preferred stock dividend                          (63)     (128)     (192)

  Balance, end of year                          (23,217)  (24,260)  (25,874)

Pension liability adjustment
  Balance, beginning of year                          -         -         -
  Minimum liability adjustment                   (3,317)        -         -
  Balance, end of year                           (3,317)        -         -

Cumulative translation adjustments
  Balance, beginning of year                       (208)    4,779     5,552
  Currency translation adjustment                (2,319)   (4,987)     (773)

  Balance, end of year                           (2,527)     (208)    4,779

Total shareholders' equity                     $ 38,169   $41,986   $45,359


(See Notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flows
Fischer & Porter Company and Subsidiaries
(in thousands of dollars)
                                                  Year Ended 31 December
                                                 1993      1992      1991
Operating Activities:
  Net income (loss)                             $1,106    $1,742   $(25,352)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                 6,302     6,878      7,082
    Amortization                                   359       203         49
    Deferred income taxes                       (2,125)     (322)       290
    Provision for accounts receivable reserves     371       197        390
    Provision for inventory reserves             1,667     2,033      3,744
    Provision for retirement plans               2,714     2,592      2,148
    Restructuring charge (Note 9)                    -         -     17,879
    Cash used for restructuring activity        (1,392)   (6,531)         -
    Accounting change (Note 7)                       -         -      2,821
    Changes in assets and liabilities:
    (Increase) decrease  in receivables         (7,216)    9,394       (405)
    (Increase) decrease in inventories          (1,133)   (2,153)     9,232
    (Increase) decrease in prepaid expenses       (119)      155       (286)
    (Decrease) in accounts payable & accrued
      expenses                                    (741)   (3,996)    (6,512)
    (Decrease) increase in income taxes payable
      (Note 11)                                   (813)   (1,965)       289
    Increase (decrease) in noncurrent
      liabilities                                  181      (905)      (375)
    (Increase) in other assets                    (533)     (566)      (297)
    Net cash (used for) provided by operating
      activities                                (1,372)    6,756     11,138
Investing Activities:
  Capital expenditures                          (4,517)   (6,997)    (6,356)
  Cash received from property dispositions         252       669         65
    Net cash (used for) investing activities    (4,265)   (6,328)    (6,291)

Financing Activities:
  Sale of common stock                              66         -        110
  Cash dividend on preferred stock                 (63)     (128)      (192)
  Sinking fund payment on preferred stock            -    (1,287)      (286)
  Long-term debt borrowings                        240     8,760      3,655
  Reduction in long-term debt                   (1,557)   (1,355)    (7,332)
  Net short-term borrowings                      6,294   (11,352)     2,506
    Net cash provided by (used for) financing
      activities                                 4,980    (5,362)    (1,539)
Effect of exchange rate changes on cash           (343)   (1,086)       632
Net (decrease) increase in cash and cash
  equivalents                                   (1,000)   (6,020)     3,940
Cash and cash equivalents, beginning of year     6,565    12,585      8,645
Cash and cash equivalents, end of year          $5,565    $6,565    $12,585

(See Notes to Consolidated Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

The Company
  On 30 September 1993, the Company announced that its Board of Directors had engaged an investment banker to advise the Company on possible alternatives to increase shareholder value, including sale of the Company. Since that time, potential buyers have met with Management and conducted their due diligence activities. In March 1994, a definitive merger agreement was reached with Moorco International Inc. (Moorco). The agreement provides for Moorco to acquire all of the shares of the Company's common stock, on a fully-diluted basis, for approximately $150.0 million, or $23.25 per share. The transaction is conditional upon, among other things, the approval of the Company's shareholders; it is expected the process will be completed by mid-1994.
  Also in September 1993, the Company entered into an agreement with the holders of its outstanding Class B Capital stock, for the conversion of all of the Class B shares into shares of Common stock. In exchange for the conversion, the Class B shareholders were granted warrants, exercisable on or before 31 March 1995, to purchase 1,128,994 shares of Common stock at $8.625 per share, the closing price of the stock on the American Stock Exchange on 29 September 1993.
  The consolidated financial statements include the accounts of Fischer & Porter Company (the Company) and all of its Subsidiaries. All significant intercompany transactions have been eliminated.

Foreign Currency Translation
  The assets and liabilities of International Subsidiaries are translated into U.S. dollars at the year-end exchange rate; income and expense items are translated at the average exchange rate for the period. Translation adjustments are charged or credited to a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of income.

Depreciation
  Depreciation of plant and equipment is provided using, principally, the straight-line method based on the estimated useful lives of the assets, which for buildings, range from 15 to 50 years and for machinery and equipment from 3 to 20 years. Maintenance and repair costs ($4,062,000, $5,362,000 and $4,321,000 in 1993, 1992 and 1991 respectively) are charged to expense as incurred, and major renewals and betterments are capitalized. When assets are retired or disposed of, the asset cost and related reserves are eliminated from the accounts and any resultant gain or loss is included in net income.

Income Taxes
  In January 1993, the Company changed from FASB #96 to FASB #109 for its accounting for income taxes. Deferred income taxes arise as a result of differences between amounts reported in the financial statements and their bases or timing of recognition for income tax purposes. These are referred to as temporary differences. The principal temporary differences are related to valuation reserves and accrued liabilities not currently deductible for tax purposes and tax depreciation in excess of depreciation recognized for financial reporting purposes. Deferred taxes can also arise from tax loss and tax credit carryforwards.
  The Company's policy is to provide additional estimated U.S. income taxes with respect to earnings of International Subsidiaries which are expected to be repatriated. As of 31 December 1993, U.S. income taxes have not been provided on undistributed earnings of $32,000,000 since they are considered to be permanently invested. No U.S. income taxes are payable until these earnings are distributed to the Company. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these unremitted earnings; however, foreign tax credits would be available, upon distribution, to eliminate essentially all additional taxes.

Earnings Per Share
  Primary earnings per Common and Class B share are based on the monthly weighted average number of shares of Common stock, Common stock equivalents, and Class B Capital stock outstanding during the respective years. Common stock equivalents are not considered in the calculation of primary loss per Common and Class B share since they would be antidilutive. The monthly weighted average number of shares was 5,484,000, 5,231,000 and 5,217,000 for primary earnings per share in 1993, 1992, and 1991, respectively and 5,710,000, 5,368,000, and
5,351,000 for fully diluted. Primary earnings per share are based on earnings after payment of the 9% dividend on Preferred stock. Fully diluted earnings per share assume conversion of Preferred stock and exercise of stock options as of the beginning of the period. For 1993, warrants to purchase common stock are assumed exercised from the date of issuance - 30 September 1993 (see Note 6). Primary and fully diluted earnings per share are the same for all years presented.

Revenue Recognition
  Revenue is recognized when products are shipped or services are rendered. On longer-term systems contracts, revenue and the related cost of sales are recognized upon shipment and/or completion of specific services.

Cash Equivalents
  The Company considers cash equivalents to be all highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Research and Development
  All research and development costs are expensed, as incurred. In 1993, the Company sold a small research operation to a third party. The net proceeds of $1,234,000 have been offset against research and development costs in the consolidated statement of income.

Note 2 Lines of Credit

  At 31 December 1993, the International Subsidiaries had $18,600,000 in total bank lines of credit of which $9,795,000 was utilized. The weighted average interest rate of bank borrowings outstanding at 31 December 1993 was 9.5% (10.5% at 31 December 1992 and 12.5% at 31 December 1991). The maximum amount of month-end bank borrowings during 1993 was $10,900,000 ($9,800,000 and $6,100,000 in 1992 and 1991, respectively). Based on month-end balances, the average amount of bank borrowings in 1993, 1992 and 1991 was $9,200,000, $6,600,000 and $5,100,000 at weighted average interest rates of 10%, 11% and 13%, respectively.
  At 31 December 1991, the U.S. revolving credit was classified as Notes payable (see Note 3). The weighted average interest rate at 31 December 1991 was 8.5%; the maximum outstanding at any month-end in 1991 was $15,100,000; and, the average outstanding during 1991 was $13,800,000.

Note 3 Long-Term Debt and Restrictions

At 31 December, long-term debt consisted of the following:

                                     1993          1992          1991
Revolving credit                $ 6,316,000  $ 6,116,000    $         -
Mortgage                          7,102,000    7,640,000      8,125,000
Term loan                         1,917,000    2,417,000              -
Other                             3,710,000    4,459,000      5,517,000
                                 19,045,000   20,632,000     13,642,000
Less current portion              1,779,000    1,456,000      1,345,000
                                $17,266,000  $19,176,000    $12,297,000


  The total revolving credit outstanding at 31 December 1991 was $10,974,000. Subsequent to 31 December 1991, the revolving credit agreement was amended by converting the obligation to a demand basis. Consequently, at 31 December 1991, the revolving credit balance was classified as a current liability (see Note 2).
  In the third quarter of 1992, the Company replaced the revolving credit agreement with a three year, $17,500,000 financing facility which consists of a $15,000,000 revolving credit and a $2,500,000 term loan. The revolving credit is an asset-based formula facility with an interest rate of prime plus 1-1/2%; the term loan bears interest at prime plus 1-3/4%. A commitment fee of 1/2% is also charged on the revolving credit facility based on the average daily unused balance. The term loan is repayable in monthly installments of $42,000 with a final installment of $1,000,000 due in September of 1995. The total facility is secured by essentially all of the Company's assets. The agreement contains certain financial covenants which, among other things, provide for maintenance of specified levels of net worth and cash flows, limitations on indebtedness and payment of dividends. At 31 December 1993, the available revolving credit was $7,600,000 of which $6,316,000 was outstanding. In January 1994, an amendment to the agreement was made to revise certain financial covenants and to modify the asset-based formula to provide for additional borrowing availability. The additional amount of availability can be up to $5,000,000, subject to support by the appropriate levels of assets. It was obtained to have additional financial resources available on an interim basis until the Company is sold. The additional borrowing capacity is available until the earlier of (1) the sale of the Company occurs, (2) the Company is no longer for sale, or (3) 31 December 1994. In exchange, the lender is entitled to a fee of $750,000 which is payable no later than 31 December 1994.
  The mortgage matures in May 2004 and is repayable over fifteen years at an interest rate of 10% until May 1994. Thereafter, interest will be based on market rates. The Company may, at its option, repay the mortgage after May 1994 without penalty.
  An International Subsidiary's bank loan of $3,142,000, which was due to be repaid in June of 1993, was converted to a five-year term loan subsequent to 31 December 1992 and, therefore, included in Other long-term debt. Repayment in equal, annual installments commences in 1994.
  At 31 December 1993, retained earnings of International Subsidiaries of approximately $8,200,000 are not available for distribution due to local restrictions.
  The aggregate maturities of long-term debt during each of the five years subsequent to 31 December 1993 follow: 1994 - $1,779,000; 1995 - $8,934,000;
1996 - $1,148,000; 1997 -  $1,164,000; 1988 - $1,207,000.

Note 4 Income Taxes

	Effective 1 January 1993, FASB #109 (Accounting for Income Taxes) was adopted.
Previous years financial statements have not been restated.  The cumulative effect on retained earnings of adoption of the new principle at 31 December
1992 was an increase in net income of $94,000 in 1993 and related entirely to International.
	Pretax income (loss) and the related income tax provisions follow:

                                     Year Ended 31 December
                                  1993         1992          1991
Income (loss) before taxes
  and accounting change:
  United States               $  298,000   $(2,307,000)  $(11,029,000)
  International                  951,000     8,055,000     (7,266,000)
     Total                    $1,249,000   $ 5,748,000   $(18,295,000)

Provision (benefit) for income taxes:

Current
  United States               $  501,000   $   182,000     $  (69,000)
  International                1,767,000     4,146,000      4,015,000
Deferred
  United States               (1,020,000)            -              -
  International               (1,105,000)     (322,000)       290,000

     Total                    $  143,000    $4,006,000     $4,236,000

The significant components of deferred tax liabilities and assets at 31 December 1993 are as follows:

  Deferred tax liabilities:
    Tax vs. book depreciation               $3,169,000
    Employee retirement plans                  586,000
    Other                                      826,000
                                            $4,581,000
    Deferred tax assets:
    Postretirement benefits                 $1,056,000
    Employee benefit and retirement
       plans                                 2,392,000
    Valuation reserves                       2,414,000
    Net operating loss carryforwards         6,007,000
    Tax credit carryforwards                 2,118,000
    Other                                    3,337,000
                                            17,324,000
    Valuation allowance                    (15,328,000)
                                            $1,996,000
    Net deferred tax liabilities            $2,585,000

In 1993, the valuation allowance was reduced $4,782,000 from the amount established as of 1 January 1993 and gross deferred tax assets were reduced $3,782,000. Approximately $400,000 of the deferred tax benefit in 1993 was due to a reduction in tax rates for several International Subsidiaries. The majority of deferred tax assets have been reduced by a valuation allowance.
The net deferred tax assets are considered to be realizable due to a history of earnings or sufficient future taxable income at the appropriate companies.
The U.S. Company has recorded net deferred tax assets of $1,020,000 at 31 December 1993 since Management considers it more likely than not that sufficient taxable income will be available to realize the benefits. At 31 December 1993, approximately $21,000,000 of deductible temporary differences are available in the U.S. and have not been given any deferred tax benefit.


                                                Year Ended 31 December
                                             1993       1992        1991
Reconciliation:
  Expected U.S. Federal
  provision (benefit)                     $425,000  $1,954,000  $(6,220,000)
     Alternative minimum tax               879,000           -            -
     Absence of tax benefit in the U.S.          -     966,000    3,681,000
     Absence of tax benefit (provision)
       at International Subsidiaries       983,000     (77,000)   5,350,000
     Absence of U.S. tax  benefit on
       dividend withholding tax            172,000     318,000      455,000
     Difference between U.S. and
       International tax rates            (591,000)    845,000      957,000
     Adjustment of tax accruals           (604,000)          -            -
     Utilization of NOL carryforward      (101,000)          -            -
     Deferred tax benefit
     in the U.S.                        (1,020,000)          -            -
     Other                                       -           -       13,000

  Actual provision                        $143,000  $4,006,000   $4,236,000



  Certain International Subsidiaries have net operating losses of approximately $18,000,000 available to reduce future taxable income, which expire in various years through 1998. The Company has AMT credit carryforwards of $1,100,000 and general business credits of $930,000 of which $620,000 expire between 1995 and 2001; the balance expire between 2002 and 2006. The accounting change implemented in 1991 (See Note 7) does not reflect any tax benefit.

Note 5 Leases

  Substantially all leases are operating leases. Rental expense was $5,538,000, $6,346,000, and $5,856,000 in 1993, 1992 and 1991, respectively. Certain of the leases contain renewal options for periods from one to five years. No leases have contingent rentals nor do any leases impose restrictions on
dividends, additional leasing or additional debt.   Minimum net rental
commitments under noncancellable leases (principally for plant, office space, and equipment) outstanding at 31 December 1993 amounted to approximately $9,400,000 including annual payments of $3,900,000 due in 1994, $2,600,000 in
1995, $1,400,000 in 1996, $900,000 in 1997 and $200,000 in 1998.
  Assets recorded under capital leases as well as any related debt obligations and future minimum rentals are not significant.

Note 6 Shareholders' Equity and Preferred Stock

  Common shareholders are entitled to one vote per share and holders of Class
B Capital Stock are entitled to ten votes per share. No cash dividends may be paid on the Class B shares. Class B shares are convertible at the holder's option, on a share-for-share basis, into Common shares. In September 1993, the holders of all of the Class B Capital Stock converted their stock into Common shares. The same shareholders were granted warrants to purchase 1,128,994 shares of Common at $8.625 per share which was the market price on the date of the transaction. The warrants expire on 31 March 1995.
  Annual dividends of 9% on the Convertible, Exchangeable Preferred Stock were cumulative and payable quarterly. This stock was convertible into Common stock at a price of $10.66 per Common share. The Preferred stock had a liquidation value of $100 per share and required an annual sinking fund payment of $715,000. Subsequent to 31 December 1990, $143,000 of the sinking fund requirement for 1990 was paid. In January 1992, $572,000 of the sinking fund requirement for 1991 was paid. In December 1993, the outstanding Preferred Stock was converted to Common stock.
  Under one of the Company's nonqualified stock option plans, certain employees can be granted options to purchase Common stock at prices equal to at least 80% of market value at the time of grant. These options become exercisable as the Board of Directors may determine. Additional options for 9,952 shares may be granted until 1 June 1996. Unexercised options expire ten years after the date of grant.
  The Company's Incentive Stock Option Plan provides that certain employees may be granted options to purchase Common stock at market value on the date of grant. Options become exercisable from six months to one year after they are granted. For certain individuals they are exercisable in cumulative groups of 20% each year. Unexercised options expire ten years after the date of grant.
As of 1 May 1992, no additional options may be granted under this Plan.
  The "Non-Qualified Stock Option Plan (1991)" provides that certain employees may be granted options to purchase Common stock at a price not less than the market value on the date of grant. A total of 230,000 shares were initially authorized. This plan was amended in February 1992 to increase to 750,000 the total number of shares authorized to be issued under the plan.
  As a result of the conversion of Class B Capital Stock into Common shares, any stock options related to the "Non-Qualified Stock Option Plan (1991)" which were not exercisable by their terms became exercisable as of 30 September 1993.

Activity for shares under options:

                               1993                          1992
                                         Non-                           Non-
                               Non-    Qualified             Non-    Qualified
                  Incentive  Qualified   Stock   Incentive Qualified   Stock
                    Stock      Stock    Options    Stock     Stock    Options
                   Options    Options    (1991)   Options   Options    (1991)

Balance at
1 January           62,687     31,834    441,410    60,687    13,039    152,910
Options granted          -          -    203,500     2,000    23,900    288,500
Options exercised    5,965      1,341        500         -         -          -
Options canceled/
expired             10,410          -          -         -     5,105    -
Balance at
31 December         46,312     30,493    644,410    62,687    31,834    441,410
Exercisable at
31 December         44,712     11,373    644,410    60,687     7,934     30,582
Average price of
exercisable options $11.05      $9.86      $8.93    $10.50    $10.99     $11.00


As of 31 December 1993, there were 2,110,000 Common shares reserved for issuance under stock option plans and for warrants.

Note 7 Retirement Plans and Benefits

  The Company has a noncontributory, defined benefit pension plan (Pension Plan) for all U.S. employees and three contributory, defined contribution retirement plans for U.S. employees who meet certain eligibility requirements.
  The annual retirement benefits of the Pension Plan are based on the number of
years of credited service.    Beginning in 1993, the pension benefits earned by
salaried employees will be accumulated in a Cash Account Plan and based on a percent of salary. The Company funds its contribution annually based on an
actuarial determination.   The net periodic pension cost for 1993, 1992 and 1991
included the following components:

                               1993           1992         1991
Service cost                $ 607,000       $562,000    $ 520,000
Interest cost               3,204,000      3,032,000    2,846,000
Actual return on assets    (3,974,000)    (2,240,000)  (4,939,000)
Amortization and deferral   1,723,000         20,000    3,108,000
                           $1,560,000     $1,374,000   $1,535,000

  The Company also has a Supplemental Retirement (defined benefit) Plan for key executives. The annual retirement benefit is based upon an average of the last five years' salaries before normal retirement at age 65. The periodic pension cost related to this Plan was $394,000 in 1993, $364,000 in 1992, and $314,000
in 1991.
  The assets of the Pension Plan are held by a Trustee and consist of both equity and fixed income securities. The following table sets forth the funded status of the U.S. defined benefit plans and amounts included in the consolidated balance sheets at 31 December 1993, 1992 and 1991:

Actuarial present value of benefit obligations (in 000's of dollars):

                               1993              1992             1991

                         Pension   Supp.   Pension   Supp.  Pension   Supp.
                          Plan     Plan      Plan    Plan     Plan    Plan


Vested                    $44,220  $2,176  $37,900  $1,898  $35,044  $1,755
Non-vested                    184     269      134     199      139     172
Total accumulated
  benefit obligation      $44,404  $2,445  $38,124  $2,097  $35,183  $1,927
Projected benefit
  obligation              $44,404  $2,992  $38,124  $2,482  $35,183  $2,216
Fair value of Plan assets (32,555)      -  (30,197)      -  (28,596)      -
Projected benefit obliga-
  tion in excess of
  Plan assets              11,849   2,992    7,927   2,482    6,587   2,216
Unrecognized cumulative
  net (loss) gain          (3,318)    (82)      42     204    1,558     265
Unrecognized implemen-
  tation pension liability (2,581)    (81)  (2,897)    (92)  (3,212)   (102)
Prior service cost not yet
  recognized               (2,548)   (468)  (2,069)   (535)  (1,422)   (602)
Unfunded accrued
  pension cost              3,402   2,361    3,003   2,059    3,511   1,777
Additional minimum
  liability                 8,447      84    4,924      38    3,076     150

Net pension liability     $11,849  $2,445   $7,927  $2,097   $6,587  $1,927



  The discount rates used in determining the actuarial present value of the projected benefit obligations were 7.35% in 1993, 8.35% in 1992 and 8.5% in 1991. The assumed long-term rate of return on assets was 9.5% in all three years presented.
  The defined contribution plans are 401K plans which are available to essentially all the employees of the Company. Employee contributions are matched by the Company up to 2% or 3% of the employee's salary. The cost of these plans was $664,000 in 1993, $519,000 in 1992, and $515,000 in 1991.
  Certain of the International Subsidiaries participate in government mandated retirement programs requiring employee and employer contributions. Total pension expense for all International Subsidiaries was $3,281,000, $3,549,000, $3,046,000 in 1993, 1992 and 1991, respectively. Accrued pension expense for the International Subsidiaries is included in noncurrent liabilities. The Company's International pension plans are not required to report to governmental agencies and do not otherwise determine the actuarial value of accumulated benefits or net assets, except as discussed below.
  The Company follows FASB #87 for those International Subsidiaries which have defined benefit pension plans. Annual retirement benefits are based on years of service and salary. Some of the plans are funded on a current basis based on actuarial calculations. The net periodic pension cost in 1993, 1992 and 1991 for these Subsidiaries included the following components:

                               1993         1992         1991
Service cost                $1,118,000  $1,007,000     $793,000
Interest cost                1,816,000   1,821,000    1,637,000
Actual return on assets     (2,395,000) (1,583,000)  (1,212,000)
Amortization and deferral    1,549,000     712,000      332,000
                            $2,088,000  $1,957,000   $1,550,000

The assets of funded plans are held by Trustees. The following table sets forth the funded status of the Plans and the amounts included in noncurrent liabilities at 31 December 1993, 1992 and 1991.

Actuarial present value of benefit obligations (in thousands of dollars):

                           1993               1992                1991
                      Funded  Unfunded   Funded  Unfunded   Funded  Unfunded
                      Plans     Plans     Plans    Plans     Plans   Plans
Vested               $7,202   $12,524    $6,210   $10,881   $5,184    $9,309
Non-vested                -     1,554         -     1,298        -     1,062
Total accumulated
 benefit obligations $7,202   $14,078    $6,210   $12,179   $5,184   $10,371
Projected benefit
 obligations         $8,466   $17,258    $7,616   $15,375   $7,625   $13,187
Fair value of
 Plans' assets      (11,944)        -    (9,887)        -  (10,238)        -
Projected benefit
 obligations (less
 than) in excess of
 Plans' assets       (3,478)   17,258    (2,271)   15,375   (2,613)   13,187
Unrecognized
 cumulative net
 gain (loss)          1,560    (2,128)      260      (565)     177     1,369
Prior service cost
 not yet recognized    (597)      (94)     (686)     (113)    (928)     (184)
Unrecognized
 implementation
 asset (liability)    1,124      (768)    1,287      (886)   1,688    (1,013)
(Prepaid) accrued
 pension cost       $(1,391)  $14,268   $(1,410)  $13,811  $(1,676)  $13,359

  The discount rates used in determining the actuarial present value of the projected benefit obligations range from 7.0% to 9.0% in 1993, 7.5% to 9.5% in 1992 and 8.5% to 10.5% in 1991. The assumed long-term rates of return on assets range from 8.0% to 9.0%, 8.0% to 9.5% and 9.5% to 10.5% in 1993, 1992 and 1991,
respectively while salary assumptions range from 2.5% to 7.5%, 3.5% to 8.0% and 3.75% to 9.0%, respectively.
  In 1991, the Company adopted FASB #106 for a life insurance program for U.S. employees who retire from the Company. This is the only such postretirement plan other than pensions and it provides a flat death benefit regardless of years of service, final pay, etc. In previous years, the Company accounted for this cost on a pay-as-you-go-basis. The Company chose immediate recognition of the accumulated postretirement benefit obligation (the plan is not separately funded) and reported $2,821,000 as the cumulative effect of a change in accounting principle (accounting change) in the consolidated statement of income. The net periodic postretirement benefit cost in 1993 was $281,000, including $20,000 for service and $261,000 for interest; in 1992, the cost was $300,000 of which $39,000 was for service and $261,000 was for interest and, in 1991 the cost was $267,000 ($34,000 for service and $233,000 for interest). At 31 December, the accumulated postretirement benefit obligation status was as follows:

                                    1993        1992         1991
Accumulated postretirement
 benefit obligation:
        Retirees                $2,556,000  $2,135,000   $1,989,000
        Actives                    966,000   1,038,000      832,000
                                $3,522,000  $3,173,000   $2,821,000

There was an unrecognized loss of $417,000 at 31 December 1993 and $237,000 at 31 December 1992 but no unrecognized prior service cost or unrecognized net transition obligation at 31 December 1993, 1992 or 1991. The assumed discount rate used was 7.35% in 1993, 8.35% in 1992, and 8.75% in 1991.

Note 8 Quarterly Data (Unaudited)

  Summarized quarterly unaudited financial data for 1993 and 1992 is presented below, in thousands of dollars, except per share data:

                                        1993
                              4th       3rd       2nd       1st
                   Year     Quarter   Quarter   Quarter  Quarter

Net sales       $221,644  $ 54,612   $53,995   $59,229  $ 53,808
Gross profit      81,467    18,158    20,716    21,991    20,602
Net income (loss)  1,106     (319)       617       734        74
Earnings (loss)
per share            .19     (.07)       .11       .14       .01

                                        1992
                              4th       3rd       2nd       1st
                   Year     Quarter   Quarter   Quarter   Quarter

Net sales       $231,317  $ 56,865   $64,663   $56,415  $ 53,374
Gross profit      88,721    22,209    23,302    21,799    21,411
Net income         1,742       475       611       383       273
Earnings per share   .31       .09       .11       .06       .05


  Fully diluted earnings per share are the same as primary for all periods presented. The third quarter of 1993 includes net proceeds of $1,234,000 from the sale of a small research operation. The fourth quarter of 1993 includes $422,000 of deferred tax benefits for changes in tax rates in certain countries and $1,020,000 of deferred tax benefits in the United States.

Note 9 Restructuring Charge

  In 1991, the Company recorded a pretax charge of $17,879,000. The charge related primarily to restructuring activities in certain European subsidiaries and in the United States, increased inventory reserves resulting from a narrowing of the Company's focus in certain U.S. environmental markets and the estimated loss resulting from a decision to dispose of an unrelated specialty glass business in the U.S.
  In 1992, the majority of the restructuring activities were concluded and the specialty glass business was sold. The reserves established in 1991 were utilized to absorb the impact of these activities.

Note 10 Commitments and Contingencies

  In December of 1991, a class action and shareholders' derivative action was filed against the Company and certain current and former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania, [Weiner, et al. vs. Tolson, et al., (No:91-7822)]. The alleged wrongdoings have been denied. In March 1993, the parties stipulated to the dismissal of all class action claims and the dismissal of one of the plaintiffs, Howard Weiner from the action. A tentative agreement was reached by the parties in June 1993 to settle the derivative action, which was the only remaining claim in the lawsuit. However, in August 1993 when the matter was submitted to the Court for approval, the Court failed to approve the proposed settlement. In February
1994, a new agreement was reached to settle the matter, which the Company believes should satisfy all the requirements of the Court. The new Settlement Agreement has been submitted for Court approval, but has not yet been approved. The Company's results of operations or financial condition would not be materially impacted under the terms of the new Settlement Agreement.
  In October of 1993, a class action suit was filed on behalf of the Company's shareholders against the Company, Jay H. Tolson and E. Joseph Hochreiter (the Company's two former Class B Stockholders, who are also directors and executive officers). The suit was filed in the court of Common Pleas of Bucks County, Pennsylvania, under the caption, Roger Copland vs. Jay H. Tolson, et al., (No. 93008366). The suit challenged the validity of the warrants issued to the two named individuals in connection with their conversion of Class B Stock into Common Stock. The Plaintiff sought to enjoin the exercise of the warrants, to rescind the warrants and to award attorneys' fees and costs to Plaintiff's counsel. In March of 1994, the Company was informed that the Plaintiff will file an Amended Complaint asserting a class action and a derivative claim against the individual defendants. The Company will be named only as a Nominal Defendant on the derivative claims and no claim will be asserted against the Company for any of the wrongdoings alleged in this action. The Company's results of operations or financial condition would not be materially impacted by the outcome of this action, either as currently filed or under the Amended Complaint.
  The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not materially affect the Company's financial position or the results of its operations.
  The Company has agreements with nine executives and certain other key employees which provide for separation pay and other related expenses if there is a change in control of the Company and the individual is terminated or duties are changed materially within two years after such a change. If all parties were compensated under these arrangements, payments would be required in the range of $5.0 to $5.5 million.

Note 11 Supplementary Financial Information

                                     1993        1992         1991

The following amounts were paid during the years indicated:

Interest                         $3,429,000   $3,724,000   $4,067,000
Income taxes                     $3,127,000   $6,216,000   $3,142,000

Other noncurrent liabilities consist of the following:

Deferred income taxes            $3,826,000   $4,981,000   $5,536,000
Unfunded accrued postretirement
benefits                          3,105,000    2,936,000    2,821,000
Noncurrent pensions and other
liabilities                      27,915,000   23,006,000   22,795,000

Total                           $34,846,000  $30,923,000  $31,152,000

Other assets consist of the following:

Pension intangible asset         $5,214,000   $4,962,000   $3,226,000
Deferred debt expense               354,000      488,000      136,000
Deferred income taxes               962,000            -            -
Other                             1,373,000    1,378,000    1,171,000

Total                            $7,903,000   $6,828,000   $4,533,000

Advertising expense              $2,771,000   $2,961,000   $2,368,000


Note 12 Segments of Business
  The Company operates principally in one industry, process control instrumentation. The process control instrumentation industry designs, manufactures and sells process control instruments, equipment and systems.
  Income from operations represents total revenue less operating expenses. In computing income from operations, none of the following items has been added or deducted: interest expense, foreign exchange and income taxes. In 1991, income from operations includes a restructuring charge of $17,879,000 ($6,079,000 U.S., $10,842,000 Europe, $958,000 Other). Transfers between geographic areas are accounted for principally at current market value adjusted for quantity and operating efficiencies. Identifiable assets are those assets that are used in the Company's operations in each geographic area.


Geographic Areas (in thousands of dollars)
                                      Year Ended 31 December
                                   1993        1992       1991
Sales to Unaffiliated Customers
United States                    $75,178    $83,590     $88,257
Europe                           127,419    129,369     128,766
Other International               19,047     18,358      19,953

Consolidated                    $221,644   $231,317    $236,976
Transfers Between Geographic Areas
United States                    $16,988    $17,784     $15,996
Europe                             4,901      5,546       4,806
Other International                  449        811         939

Consolidated                     $22,338    $24,141     $21,741
Net Sales
United States                    $92,166   $101,374    $104,253
Europe                           132,320    134,915     133,572
Other International               19,496     19,169      20,892
Eliminations                     (22,338)   (24,141)    (21,741)

Consolidated                    $221,644   $231,317    $236,976
Income (Loss) From Operations
United States                      $(902)     $(616)    $(8,760)
Europe                             5,514     10,217      (5,366)
Other International                 (389)      (484)       (691)

Consolidated                       4,223      9,117     (14,817)
Interest Expense, net             (2,608)    (2,901)     (3,189)
Foreign Exchange                    (366)      (468)       (289)

Consolidated Income (Loss)
Before Income Taxes and
Accounting Change                 $1,249     $5,748    $(18,295)
Identifiable Assets
United States                    $50,594    $48,891     $52,080
Europe                            71,107     74,201      91,465
Other International               15,802     15,055      15,624
Corporate                          6,371      6,211       4,177
Eliminations                     (11,881)   (11,389)     (9,445)

Consolidated                    $131,993   $132,969    $153,901

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and The Board of Directors,
Fischer & Porter Company:

  We have audited the accompanying consolidated balance sheets of Fischer & Porter Company (a Pennsylvania corporation) and subsidiaries as of 31 December 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fischer & Porter Company and subsidiaries as of 31 December 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
  As discussed in Notes 1 and 4 to the consolidated financial statements, effective 1 January 1993, the Company changed its method of accounting for income taxes. Also, as discussed in Note 7, effective 1 January 1991, the Company changed its method of accounting for postretirement benefits other than pensions.
  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)2 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              /S/ Arthur Andersen & Co.


Philadelphia, Pa.,
25 March 1994

ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Directors of the Registrant

   The required information with respect to each director will be included as an amendment to this Form 10-K Annual Report under cover of Form 8 to be filed on or before 30 April 1994.

(b)  Executive Officers of the Registrant

   The required information with respect to each executive officer is contained at the end of Part I of this Form 10-K.

(c)  Family Relationships

   There are no family relationships between any of the directors or executive officers of the Company.

(d)  Other

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11 EXECUTIVE COMPENSATION

 The required information with respect to executive compensation will be included as an amendment to this Form 10-K Annual Report under cover of Form 8 to be filed on or before 30 April 1994.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The required information with respect to security ownership of certain beneficial owners and Management will be included as an amendment to this Form 10-K Annual Report under cover of Form 8 to be filed on or before 30 April 1994.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The required information with respect to certain relationships and related transactions will be included as an amendment to this Form 10-K Annual Report under cover of Form 8 to be filed on or before 30 April 1994.

                                      PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements
                                                      Page
                                                     Number
                                                     Herein

        Consolidated Statements of Income              12
        for the years ended 31 December
        1993, 1992 and 1991

        Consolidated Balance Sheets at                 13
        31 December 1993, 1992 and 1991

        Consolidated Statements of Share-              14
        holders' Equity for the years ended
        31 December 1993, 1992 and 1991

        Consolidated Statements of Cash Flows          15
        for the years ended 31 December 1993,
        1992 and 1991

        Notes to Consolidated Financial               16-25
        Statements

        Report of Independent Public                   26
        Accountants

(a)  2.  Financial Statement Schedules


        Consent of Independent Public                  33
        Accountants


        Schedule for years ended
        31 December 1993, 1992 and 1991:


         II   -  Amounts Receivable from                34
                 Related Parties

         V    -  Property, Plant and Equipment          35

         VI   -  Accumulated Depreciation of            36
                 Property, Plant and Equipment

         VIII -   Valuation and Qualifying              37
                  Accounts and Reserves


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.  Exhibits

      Exhibits identified below by an asterisk (*) are Management Contracts and Compensatory Plans and Arrangements.

                                                             Page
 Exhibit                                                    Number
    No.                                                     Herein


   2.1       Agreement and Plan of Merger
             (incorporated by reference to
             Exhibit 2.01 to Form 8-K dated
             2 July 1990).

   3.1       Articles of Incorporation
             (incorporated by reference to
             Exhibit 3.01 to Form 8-K dated
             2 July 1990).

   3.2       By-Laws
             (incorporated by reference to
             Exhibit 3.02 to Form 8-K dated
             2 July 1990).

   4.1       Not applicable.

   4.1.1.1   $10,000,000 mortgage note payable
             to  Continental Bank (incorporated by
             reference to Exhibit 4.1.5 to Form 10-Q
             for first quarter 1989).

   4.1.1.2   First mortgage issued to Continental Bank
             (incorporated by reference to Exhibit 4.1.6 to Form 10-Q for first quarter 1989).

   4.2       The Company hereby agrees to fur-
             nish to the Securities and Exchange
             Commission, upon request, copies
             of other instruments defining the
             rights of holders of long-term debt of
             the Company and its subsidiaries.

   10.1      *Supplemental Executive Benefit
             Agreement with Jay H. Tolson dated
             1 January 1989.  (In addition to Mr. Tolson,
             Messrs. Hochreiter, Finnegan and one other key employee have received essentially the same benefits provided and described in the aforementioned agreement with Jay H. Tolson).

                                                             Page
  Exhibit                                                   Number
     No.                                                    Herein

   10.1.1    *Change in Control Agreement Form
             (incorporated by reference to Exhibit
             10.4.1 to Form 10-Q for third quarter 1991).

   10.1.2    *Employment Agreement, dated 23 October
             1991, with E. Joseph Hochreiter (incorporated by reference to Exhibit 10.4.2 to Form 10-Q for third quarter 1991).

   10.2      Not applicable.

   10.3      *Nonqualified Stock Option Plan
             (incorporated by reference to
             Post-Effective Amendment No. 1
             to Form S-8 Registration Statement
             No. 2-73222, sequentially-
             numbered pages 12  to 18).

   10.3.1    *Nonqualified Stock Option Plan (1991)
             (incorporated by reference to Exhibit
             10.5.1 to Form 10-Q for third quarter 1991;
             Registration Statement No. 33-48498).

   10.3.2    *Amendment to Nonqualified Stock Option
             Plan (1991), adopted 24 February 1992
             (incorporated by reference to Exhibit 10.5.2 to Form 10-K for fiscal year 1991; Registration
             Statement No. 33-48498).

   10.4      *1982 Incentive Stock Option Plan
             (incorporated by reference to
             Form S-8 Registration Statement
             No. 2-99944, sequentially
             numbered pages 10-14).

   10.4.1    *Amendment to 1982 Incentive Stock
             Option Plan, adopted 24 February 1987
             (incorporated by reference to Exhibit 10.6.1 to Form 10-K for fiscal year 1991).

   10.4.2    *Amendment to 1982 Incentive Stock Option
             Plan, adopted 30 July 1991 (incorporated by reference to Exhibit 10.6.2 to Form 10-Q for third quarter 1991).

   10.5 *Grant of Appreciation Rights (incorporated by reference to Exhibit 10.8 to Form
             10-K for fiscal year 1990).

   10.6      Loan and Security Agreement, dated
             14 September 1992 (incorporated by
             reference to Exhibit 10.9 to Form 10-Q
             for third quarter 1992).

                                                             Page
  Exhibit                                                   Number
     No.                                                    Herein

   10.6.1    Waiver No. 1 to Loan and Security
             Agreement, dated 14 September 1992
             (incorporated by reference to Exhibit 10.6.1 to Form 10-K for fiscal year 1992).

   10.6.2 Waiver No. 2 to Loan and Security Agreement, dated 14 September 1992 (incorporated by reference to Exhibit 10.6.2 to Form 10-Q for first quarter 1993).

   10.6.3 Waiver No. 3 to Loan and Security Agreement, dated 14 September 1992 (incorporated by reference to Exhibit 10.6.3 to Form 10-Q for second quarter 1993).

   10.6.4 Waiver No. 4 to Loan and Security Agreement, dated 14 September 1992 (incorporated by reference to Exhibit 10.6.4 to Form 10-Q for third quarter 1993).

   10.6.5 Waiver No. 5 to Loan and Security Agreement, dated 14 September 1992 (incorporated by reference to Exhibit 10.6.5 to Form 10-Q for third quarter 1993).

   10.6.6 Waiver No. 6 to Loan and Security Agreement, dated 14 September 1992 (incorporated by reference to Exhibit 10.6.6 to Form 10-Q for third quarter 1993).

   10.6.7    Amendment and Waiver No. 7 to Loan and
             Security Agreement, dated 14 September 1992.

   10.7      *Corporate Officer Variable Compensation Plan
             (incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year 1992).

   10.7.1    *Management Variable Compensation Plan
             (incorporated by reference to Exhibit 10.7.1 to Form 10-K for fiscal year 1992).

   10.7.2    *U.S. Operations Variable Compensation Plan
             (incorporated by reference to Exhibit 10.7.2 to Form 10-K for fiscal year 1992).

	  10.8      Conversion Agreement, dated 30 September 1993
             (incorporated by reference to Exhibit 7(c)(1) to Form 8-K dated 13 October 1993).

   10.8.1    Warrant Agreement, dated 30 September 1993
             (incorporated by reference to Exhibit 7(c)(2) to Form 8-K dated 13 October 1993).

   11.       Not applicable.

   12.       Not applicable.

   13.       Not applicable.

   18.       Not applicable.

   19.       Not applicable.

                                                               Page
  Exhibit                                                     Number
     No.                                                      Herein

  22.       Subsidiaries of the Registrant.                     38

  23.       Not applicable.

  24.       Consent of Independent Public                       33
            Accountants.

  25.       Not applicable.

  28.       Not applicable.


Copies of these exhibits are available from the Company's Corporate Secretary upon request at a cost of 25 cents per page.

(b)     Reports on Form 8-K

   In a report filed on Form 8-K dated 13 October 1993, the Company reported that all Class B Capital Stock was converted into an equal number of Common shares. In addition, the Class B shareholders were granted warrants to purchase 1,128,994 shares of Common stock at $8.625 per share which was the market price on the date of the transaction. The warrants expire on 31 March 1995.

   Refer, also, to Note 6 of the Notes to the Consolidated Financial Statements.

                         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fischer & Porter Company:

   As independent public accountants, we hereby consent to the incorporation of our report dated 25 March 1994 included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 2-99944, File No. 2-73222 and File No. 33-48498) and on Form S-3 (File No. 2-90493).



                                            /S/ Arthur Andersen & Co.


Philadelphia, Pa.,
25 March 1994

                 FISCHER & PORTER COMPANY AND SUBSIDIARIES

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES





                    Balance                               Balance
                   Beginning                                End
Name of Debtor      of Year     Additions  Deductions     of Year




For the year ended
31 December 1993:

  Jay H. Tolson    $212,908    $   -        $   -       $212,908  (1)


For the year ended
31 December 1992:

  Jay H. Tolson    $212,908    $   -        $   -       $212,908


For the year ended
31 December 1991:

  Jay H. Tolson    $212,908    $   -        $   -       $212,908









 (1) Represents a non-interest bearing demand note for purposes of split-funding a life insurance policy for the named individual; collateralized by a portion of the death benefit value of said policy.

                   FISCHER & PORTER COMPANY AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT



                     Balance   Additions                               Balance
                    Beginning     at      Retire.              Other     End
Classification       of Year     Cost    or Sales Transfers  Changes*  of Year

For the year ended
31 December 1993:
  Land and land
    improvements      $2,290      $47     $-       $-         $(95)   $  2,242
  Buildings           38,706      282       305     -         (923)     37,760
  Machinery and
    equipment         66,734    3,728     3,994     -       (2,040)     64,428
  Construction in
    progress             972      460        16     -          (68)      1,348
                    $108,702   $4,517    $4,315    $-      $(3,126)   $105,778


For the year ended
31 December 1992:
  Land and land
   improvements       $2,435       $5     $-       $-        $(150)     $2,290
  Buildings           39,031    1,258      -        -       (1,583)     38,706
  Machinery and
    equipment         65,376    6,147   2,004     214       (2,999)     66,734
  Construction in
    progress           1,494     (413)     12       -          (97)        972
                    $108,336   $6,997  $2,016    $214      $(4,829)   $108,702


For the year ended
31 December 1991:
  Land and land
    improvements      $2,421      $33     $-      $-          $(19)       $2,435
  Buildings           36,260    2,710      -       -            61        39,031
  Machinery and
    equipment         60,172    4,647     510   1,291         (224)       65,376
  Construction in
    progress           2,670   (1,034)      9      -          (133)        1,494
                    $101,523   $6,356    $519  $1,291        $(315)     $108,336






*Translation adjustments.

                 FISCHER & PORTER COMPANY AND SUBSIDIARIES

                 SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                       PROPERTY, PLANT AND EQUIPMENT


                      Balance  Additions                                 Balance
                     Beginning Charged to  Retire.               Other    End
Classification       of  Year  Expense     or Sales  Transfers  Changes* of Year

For the year ended
31 December 1993:
  Land improve-
     ments              $580     $30       $-       $-          $(22)     $588
  Buildings           14,003   1,562         224     -          (546)   15,237
  Machinery and
    equipment         54,156   4,710       3,834     -        (1,275)   53,315
                     $68,739  $6,302      $4,058    $-       $(1,843)  $69,140


For the year ended
31 December 1992:
  Land improve-
    ments               $578     $32       $-       $-          $(30)     $580
  Buildings           12,970   1,621        -     (20)          (568)   14,003
  Machinery and
    equipment         52,749   5,225    1,417     (26)        (2,375)   54,156
                     $66,297  $6,878   $1,417    $(46)       $(2,973)  $68,739


For the year ended
31 December 1991:
  Land improve-
   ments                $548     $31       $-       $-           $(1)     $578
  Buildings           11,663   1,318        -        -           (11)   12,970
  Machinery and
    equipment         45,354   5,733      452      376         1,738    52,749
                     $57,565  $7,082     $452     $376        $1,726   $66,297





*Translation and other adjustments (In 1991, includes $1,865,000 of restructuring charges).

                  FISCHER & PORTER COMPANY AND SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS & RESERVES

                                        Charged
                       Balance Charged (Credited) Deductions Balance
                      Beginning   to    to Other     from      End
                      of Year  Income   Accounts   Reserves  of Year


Deducted on the
balance sheet from
the asset to which
it applies:


  For the year ended
  31 December 1993:

  Reserve for
  bad debts          $2,259,000 $371,000 $(12,000) $259,000 $2,359,000


  For the year ended
  31 December 1992:

  Reserve for
  bad debts          $2,268,000 $197,000 $211,000 $417,000 $2,259,000


  For the year ended
  31 December 1991:

  Reserve for
  bad debts          $2,184,000 $390,000 $ 24,000 $330,000 $2,268,000

 EXHIBIT 22   SUBSIDIARIES OF THE REGISTRANT

The Subsidiaries of Fischer & Porter Company, all of which are included in the consolidated financial statements, are listed below:

                                                       Percentage of Stock
                                        Jurisdiction    Owned Directly or
                                             of         Indirectly by the
           Name                        Incorporation     by the Company

F&P Holding, Inc.                        Delaware            100%
Fispo, S. A.                             Mexico              100%
Fischer & Porter Proprietary, Limited    Australia           100%
Fischer & Porter (Canada) Limited        Canada              100%
Fischer & Porter Ltd.                    England             100%
Otic-Fischer & Porter                    France              100%
Fischer & Porter GmbH                    Germany             100%
Fischer & Porter Produktiontechnik GmbH  Germany             100%
Fischer & Porter Systemstechnik GmbH     Germany             100%
Fischer & Porter Holding GmbH            Germany             100%
Fischer & Porter Ges.m.b.H               Austria             100%
Fischer & Porter Italiana, S.p.A.        Italy               100%
Fischer & Porter Iberica, S.A.           Spain               100%
Fischer & Porter B.V.                    Netherlands         100%
Fischer & Porter N.V.                    Belgium             100%
Fischer & Porter AB                      Sweden              100%
Fischer & Porter Oy                      Finland             100%

                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FISCHER & PORTER COMPANY
                               (Registrant)

                                 By:    /S/ Jay H. Tolson
                                          Jay H. Tolson
                                 Chairman of the Board of  Directors
                                   and Chief Executive Officer
                                 (Principal Executive Officer)



By: /S/ Nathan T. Schelle        By:/S/ Laurence P. Finnegan, Jr.
     Nathan T. Schelle                Laurence P. Finnegan, Jr.
    Vice President-Controller        Senior Vice President, Chief
    (Principal Accounting Officer)  Financial Officer and Treasurer
                                     (Principal Financial Officer)


Date: 31 March 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /S/  Gloria T. Chisum            /S/ John J. Manion, Jr.
Gloria T. Chisum (Director)     John J. Manion, Jr. (Director)
   Date:   31 March 1994             Date:  31 March 1994


 /S/ E. Joseph Hochreiter
E. Joseph Hochreiter (Director)    Frank J. Ryan (Director)
   Date:  31 March 1994              Date:   31 March 1994


  /S/ William E. Learnard              /S/ Jay H. Tolson
William E. Learnard (Director)     Jay H. Tolson (Director)
   Date:  31 March 1994              Date:  31 March 1994


                   /S/ Robert G. Williams
                Robert G. Williams (Director)
                  Date:  31 March 1994