Form 10-K/A
period 1993-12-31
FISCHER & PORTER CO
filed 1994-04-28
CIK 37115

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                                AMENDMENT NO. 1

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

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant

     Following is a brief listing of the principal occupation, certain other affiliations, and age on the date hereof of each Director of the Company:

Dr. Gloria T. Chisum                     Director Since 1978
Term Expires 1996                        Age 63

     Dr. Chisum was Research Psychologist - Head, Vision Laboratory, U.S. Naval Air Development Center, Warminster, Pennsylvania, from 1960 until she retired in 1990, and was Head, Environmental Physiology Research Team and Manager, Life Sciences Research Group, from 1981 to 1987.

E. Joseph Hochreiter                     Director Since 1991
Term Expires 1996                        Age 47

     In October 1991, Mr. Hochreiter was appointed President and Chief Operating Officer of the Company. He was a principal and founder of HMA Investments, Inc., a private investment firm, from 1987 to 1991; prior thereto he was Executive Vice President of Penn Central Telecommunications Co. from 1984 to 1987 and held various other senior management positions with the Penn Central Corporation from 1972 to 1984. In addition to serving on the Board of Fischer & Porter Company, he is a director of Pennsylvania Pressed Metals, Inc., and is the Chairman of the Board of Superior Air Parts, Inc.

William E. Learnard                      Director Since 1991
Term Expires 1995                        Age 58

     Mr. Learnard is the Managing Director of Trident Group, a marketing, financial and management consulting firm, which he founded in 1990. For over 30 years prior thereto, he served in various executive management positions at SmithKline Corporation, a pharmaceutical and health care company, including service from 1985 to 1990 as President of SmithKline Consumer Products division, retiring in 1991 as Vice Chairman of SmithKline Beecham Consumer Brands division of SmithKline Beecham Corporation. Mr. Learnard is also a director of Nelson Communications, Inc., and DiMark, Inc.

John J. Manion, Jr.                      Director Since 1991
Term Expires 1994                        Age 64

     Mr. Manion, a business consultant, served as Executive Vice President, Philadelphia Suburban Corporation, a water utility with other diversified, non-utility holdings, from 1985 until he retired in 1989. He was a management consultant at Worden & Risberg, of Philadelphia, Pennsylvania, from 1980 to 1983. From 1966 to 1980, he held various executive positions at CBS, Inc., New York, including, Vice President Treasurer, Vice President Controller, Vice President Development and President of W. B. Saunders Company, a medical publishing subsidiary of CBS, Inc.



Frank J. Ryan                            Director Since 1991
Term Expires 1995                        Age 62

     Mr. Ryan spent over 30 years with Air Products & Chemicals, Inc., a manufacturer and distributor of chemicals, industrial gases and related equipment, retiring in 1990 as its President and Chief Operating Officer. Additionally, he was a member of the Finance Committee of the Air Products Board. Mr. Ryan also serves as a director of Southdown, Inc.

Jay H. Tolson                            Director Since 1971
Term Expires 1995                        Age 58

     Mr. Tolson has held the offices of Chairman of the Board of Directors of the Company since 1971, Chief Executive Officer since 1983, and President from 1974 to 1983 and from 1986 to 1991. Mr. Tolson also serves on the Boards of Directors of a number of the Company's Subsidiaries and serves as a director of Colonial Penn Life Insurance Company and Colonial Penn Insurance Company.

Robert G. Williams                       Director Since 1991
Term Expires 1994                        Age 59

     Since 1983, Mr. Williams has been the Chairman of the Board and a principal shareholder of Markel Corporation, a manufacturer of electrical, thermal and mechanical plastic extrusions for cable and wire insulation. From 1958 to 1982, he served The Girard Company (the parent corporation of Girard Bank which was subsequently acquired by Mellon Bank) in various capacities, including Executive Vice President, Vice Chairman and Director. Mr. Williams also serves as director of Contrologic, Inc., and Glenmede Trust Company of New Jersey.

ITEM 11    EXECUTIVE COMPENSATION

     The following information is furnished with respect to the Chief Executive Officer and the four most highly compensated Executive Officers other than the Chief Executive Officer:

                          SUMMARY COMPENSATION TABLE

                                      Long Term Compensation
        Annual Compensation               Awards     Payouts
(a)       (b)    (c)    (d)    (e)     (f)     (g)      (h)    (i)
                              Other
Name                         Annual  Restr.                    All
and                           Comp.   Stock Options/   LTIP   Other
Principal      Salary  Bonus (1)(5) Award(s)SARs (2)  Payouts Comp.
Position Year    ($)    ($)    ($)     ($)     (#)      ($)  (1)(3)

Jay H. Tolson
Chairman
& CEO    1993 $306,231      $0 $7,403   -0-    50,000    -0-  $4,497
         1992 $288,524 $90,000 $6,100   -0-   100,000    -0-  $2,961
         1991 $258,172      $0   N/A    -0-       -0-    -0-    N/A

E. Joseph Hochreiter
President
& COO (4)1993 $301,921      $0 $2,965   -0-    50,000    -0-  $3,662
         1992 $291,160 $90,000 $2,965   -0-   100,000    -0-  $3,622
         1991  $53,903      $0   N/A    -0-       -0-    -0-    N/A

Laurence P. Finnegan
Senior VP
& CFO    1993 $161,044      $0 $3,958   -0-    10,000    -0-  $3,741
         1992 $146,977 $26,000 $3,400   -0-    21,000    -0-  $1,534
         1991 $140,995      $0   N/A    -0-    41,669    -0-    N/A

Daniel T. Hughes
Senior VP
US Oper. 1993 $196,000      $0 $6,034   -0-    15,000    -0-  $1,864
         1992 $160,002 $58,870    $0    -0-    20,000    -0-  $1,542
         1991 $160,825 $25,650   N/A    -0-    28,411    -0-    N/A

Joseph P. Garay
VP, Secr.
& General1993 $140,952      $0 $5,007   -0-    15,000    -0-  $4,263
Counsel  1992 $101,367 $24,500 $3,400   -0-    15,000    -0-  $1,084
         1991  $90,596      $0   N/A    -0-    19,054    -0-    N/A

(1) Other Annual Compensation and All Other Compensation are not required to be disclosed for 1991.
(2) All  figures represent options to purchase common stock of the Company.
(3) The amounts represent Company contributions to 401K plans.
(4) Mr. Hochreiter joined the Company in October, 1991.
(5) Under Other Annual Compensation, the amounts shown represent monies reimbursed during the year for the payment of taxes on imputed income for personal use of Company automobile. Perquisites and other benefits, securities and property, are not required to be reported as the aggregate amounts are less than, the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named person.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information on stock options granted to the named executives during 1993:

                                                       Potential
                                                   Realizable Value
                                                      at Assumed
                                                     Annual Rates
                                                    of Stock Price
                                                     Appreciation
                                                      for Option
           Individual Grants (2)                       Term (1)
(a)              (b)       (c)       (d)     (e)     (f)     (g)
                          % of
                          Total
                        Options/
                          SARs
              Options/   Granted
                SARs        to    Exercise
               Granted  Employees  or Base Expira-
                 (3)    in Fiscal   Price   tion
Name             (#)      Year     ($/Sh)   Date   5% ($)  10% ($)

Jay H. Tolson, CEO
               50,000     24.6      8.875  1/29/03287,110  757,500

E. Joseph Hochreiter
               50,000     24.6      8.875  1/29/03287,110  757,500

Laurence P. Finnegan
               10,000      4.9      8.875  1/29/03 57,422  151,500

Daniel T. Hughes
               15,000      7.4      8.875  1/29/03 86,133  227,250

Joseph P. Garay
               15,000      7.4      8.875  1/29/03 86,133  227,250

(1) Values shown are the potential realizable values at the end of the ten (10) year term assuming the 5% and 10% specified compounded rates of increases in the price of the Company's Common Stock over the 10 year period. The figures are not present values of the assumed increases, but are noted in constant or future dollars. By use of the 5% and 10% stock appreciation assumptions, the Company does not represent or imply that such appreciation may be reasonably expected, or that such assumed rates of appreciation are reasonable. These assumptions regarding appreciation were used in compliance with legal requirements.
(2) All options are fully vested as a result of a change in control of the Company after the date of grant of the options. Additionally the kind, the number of option shares and the exercise price is subject to appropriate adjustment in the event of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, and under similar circumstances.
(3) Options to acquire Common Stock of the Company.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTIONS/SAR VALUES

(a)              (b)        (c)           (d)             (d)
                                                       Value of
                                       Number of      Unexercised
                                      Unexercised    In-the-Money
                                    Options/SARs at Options/SARs at
                                    FY-End (#) (4)  FY-End ($) (1)
               Shares
              Acquired     Value
             on Exercise Realized    Exercisable/    Exercisable/
Name             (#)        ($)      Unexercisable   Unexercisable

Jay H. Tolson
                  0         $0         157,990 (2) /  1,395,654 /
                                           0               0

E. Joseph Hochreiter
                  0          0         150,000 /      1,318,750 /
                                           0               0

Laurence P. Finnegan
                  0          0         78,747 /         560,573 /
                                           0               0

Daniel T. Hughes
                  0          0         65,751 (3) /     497,364 /
                                           0               0

Joseph P. Garay
                  0          0         49,054 /         373,074 /
                                           0               0


(1) Valued at 31 December 1993 closing price of $17.00.
(2) Includes 7,990 Units of Appreciation Rights; these rights were granted in connection with a one year reduction in the base salaries of various executive and management employees, and entitle the holder to receive from the Company an amount of money per Unit equal to the difference between the market price of the Common stock of the Company on the day of the demand and $7.38 (i.e. the appreciation in stock price above a price of $7.38).
(3) 2,340 of the 65,751 units represent Units of Appreciation Rights (see note
    (2) above); the balance represents stock options.
(4) Unless otherwise noted, the numbers represent options to purchase common stock of the Company.


               Compliance with Section 16(a) of the Exchange Act

    To the best of the Company's knowledge, based solely on a review of Forms 3, 4 and 5 and written representation filed with the Company, all persons required to file Forms 3, 4 or 5 under the Securities Exchange Act of 1934 have timely filed such forms during or with respect to the year ending 31 December 1993.

                                  Pension Plan

    The Company has a noncontributory defined benefit plan, originally adopted in 1947, for all employees who satisfy certain minimum eligibility requirements ("Retirement Plan"). The Company also adopted a defined contribution retirement plan for salaried and a separate plan for non-salaried employees, under Section 401(k) of the Internal Revenue Code. Directors who have not served as employees are not eligible to participate in any of the plans.

    Under the Retirement Plan, normal annual retirement benefits are computed at $228.00 multiplied by the employee's years of credited service. The annual benefits are not subject to offset by Social Security payments. Full vesting of accrued benefits occurs after five years, except employees who are over 55 years old have their benefits fully vested after one year of service.

    The estimated annual benefits payable under the Retirement Plan upon retirement at normal retirement age for each of the executives named in the Summary Compensation Table, based on the current number of years of credited service, are as follows:

                               Estimated Annual
                                Retirement Plan
                                   Benefits

          Jay H. Tolson           $5,073.00
          E. Joseph Hochreiter (1)   494.00
          Laurence P. Finnegan     1,672.00
          Daniel T. Hughes           883.00
          Joseph P. Garay (1)        931.00



(1) benefits are not vested

                          COMPENSATION OF DIRECTORS


    Nonemployee Directors receive an annual retainer fee of $12,000, as well as a $750 fee for each Board meeting attended; Directors who are Chairpersons of Board Committees receive an additional annual retainer fee of $3,000; and the Chairpersons and members of the Board Committees are paid a fee of $750 for each Committee meeting attended. Employee Directors are not compensated separately for their services as Directors.

             REPORT OF THE COMPENSATION AND PENSION COMMITTEE
                         ON EXECUTIVE COMPENSATION

    The Compensation and Pension Committee of the Board ("Committee"), is comprised of all independent, non-management directors. The Committee oversees all executive compensation, sets the compensation of executive officers of the Company, sets compensation policies and administers the stock option programs.

    The Committee annually evaluates the Company's performance and the performance of executive officers in the context of the budget and the general business and economic climate. Annual reviews of actual and competitive compensation are conducted and appropriate adjustments are made based on corporate and individual performance as well as competitive rates of compensation. The general philosophy of the Committee is to offer fully competitive compensation opportunities to enable the Company to attract and retain highly qualified managers and executives and, at the same time, to tie a significant portion of total compensation to the Company's performance in order to focus executives' attention on the achievement of defined short and long term goals.

    Generally, executive compensation consists of a base salary, an annual (corporate and individual performance based) variable compensation and a long term incentive compensation, which is stock value appreciation based. Each element is designed to provide a market median level of compensation for the executive, at the given level of corporate performance. All corporate executives' as well as all subsidiary managers' annual variable compensation is determined by a formula based on consolidated pre-tax earnings. However, occasionally the Company has found it necessary to guarantee, for a limited period of time, a minimum bonus for a newly hired executive.

    The long term incentive compensation opportunity is linked directly to growth in the stock price, by the use of stock options. Generally, options vest in 20% cumulative annual increments, thereby providing continuing incentive to the optionees. All options have been granted at an exercise price equal to the fair market value of the stock on the date of grant.

    The compensation of Mr. Tolson, the Chief Executive Officer of the Company, has been determined and adjusted on the same basis as used for all other executives described above. As shown in the Summary Compensation Table, Mr. Tolson had not received a bonus for the years 1991 and 1993, when the Company's financial results were lower than expected, but did receive a bonus of $90,000 for the year 1992. The 1992 bonus was based on the Corporation achieving a certain portion of its consolidated financial goals. Additionally, as part of his long term incentive compensation, in 1993 Mr. Tolson received options to purchase 50,000 shares of Common Stock at $8.875, the market price at the time of grant of options.



                    By the Compensation and Pension Committee,

                      John J. Manion, Jr., Chairman
                      Gloria T. Chisum
                      William E. Learnard
                      Frank J. Ryan
                      Robert G. Williams

  The required information with respect to the Supplemental Retirement Income Plan and Employment Contracts and Termination of Employment and Change-in-Control Arrangements is contained in the Company's Proxy Statement which is herein incorporated in this Form 10-K/A by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information with respect to security ownership of certain beneficial owners and Management is contained in the Company's Proxy Statement which is herein incorporated in this Form 10-K/A by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On 30 September 1993, Messrs. Tolson and Hochreiter, Directors and Executive Officers of this Company, and Mr. Hochreiter's son and Mr. Hochreiter as a custodian under the Uniform Gift to Minors Act for his other two sons and one daughter entered into an agreement with the Company pursuant to which these individuals converted all of their Class B Stock in the Company (being all the issued and outstanding Class B Stock of the Company) into an equal number of Common Shares, plus a warrant to purchase two shares of Common Stock for each share of Class B Stock converted, at an exercise price of $8.625 per share.
The agreement also contains certain provisions, rights and restrictions relating to the parties and the Company as well as the warrants. The agreement and the form of the warrants have been filed with the Securities and Exchange Commission on or about 3 November 1993 as part of Mr. Tolson's filing on Schedule 13D.


                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FISCHER & PORTER COMPANY
                               (Registrant)


                         By: NATHAN T. SCHELLE
                             Nathan T. Schelle
                        Vice President-Controller
                      (Principal Accounting Officer)

Date:  28 April 1994