Form 10-Q
period 1994-03-31
FISCHER & PORTER CO
filed 1994-05-16
CIK 37115

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period  ended   31 March 1994

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from       to

  Commission file number    1-4400


                    FISCHER & PORTER COMPANY
         (Exact name of registrant as specified in its charter)

                  Pennsylvania                          23-0582516
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification      No.)


  125 East County Line Road, Warminster, Pennsylvania    18974
  (Address of principal executive offices)       (Zip Code)


                         215 - 674-6000
         (Registrant's telephone number, including area code )


  (Former name and address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                  No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                5,295,250 shares
               (Class)               (Outstanding at 29 April 1994)

                 FISCHER & PORTER COMPANY AND  SUBSIDIARIES




                                   INDEX





                                                     Page

  PART I.  Financial Information:

       Consolidated Statements of Income -
       Three Months Ended 31 March 1994 and 1993      2

       Consolidated Balance Sheets -
       31 March 1994 and 31 December 1993             3

       Consolidated Statements of Cash Flows -
       Three Months Ended 31 March 1994 and 1993      4

       Notes to Consolidated Financial Statements -
       31 March 1994                                  5-6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations for the Three
       Month Period ended 31 March 1994               7



  PART II.  Other Information                         8-9

               FISCHER & PORTER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands except Per Share Amounts)
                               (Unaudited)


                                                  Three Months Ended
                                                       31 March
                                                   1994        1993

Net sales                                       $48,334     $53,808

Costs and expenses:
  Cost of sales                                  29,835      33,206
  Research and development                        2,741       3,109
  Selling, general &
    administrative expenses                      17,100      16,103

                                                 49,676      52,418

(Loss) income from operations                    (1,342)      1,390
Interest expense, net                               709         823
Foreign exchange losses                               -          34

(Loss) income before provision for income taxes  (2,051)        533
Provision for income taxes  (Note 4)                 29         459

Net(loss) income                                $(2,344)     $   74



(Loss) earnings per share (Note 2)              $  (.44)     $  .01


Average shares (in thousands)                     5,295       5,293


Dividends per share:

  Cash                                                -           -
  Stock                                               -           -


See accompanying Notes.

                     FISCHER & PORTER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                      ASSETS
                                           (Unaudited)
                                             31 March   31 December
                                               1994        1993
Current Assets:
 Cash and cash equivalents                  $ 5,633     $ 5,565
 Receivables                                 39,835      42,114
 Inventories, at lower of cost (principally
   first-in, first-out) or market            41,728      37,666
 Prepaid expenses                             2,370       2,107
    Total current assets                     89,566      87,452

Property, plant and equipment, net           36,739      36,638
Other assets                                  7,794       7,903

                                           $134,099    $131,993


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt          $ 1,754    $  1,779
 Notes payable                                8,275       9,795
 Accounts payable                            13,550      12,355
 Accrued salaries and wages                  14,602      13,674
 Other accrued expenses                       6,294       5,053
 Accrued (prepaid) taxes on income           (2,222)       (944)
    Total current liabilities                42,253      41,712

Long-term debt                               19,508      17,266
Other noncurrent liabilities                 35,871      34,846
Shareholders' equity:
 Series Preference stock, $1 par,
    authorized 1,000,000 shares                   -           -
 Common stock, $1 par
    authorized 8,000,000 shares               5,295       5,295
 Paid-in surplus                             61,935      61,935
 Accumulated deficit                        (25,561)    (23,217)
 Pension liability adjustment                (3,317)     (3,317)
 Cumulative translation adjustments          (1,885)     (2,527)

    Total shareholders' equity               36,467      38,169

                                           $134,099    $131,993


See accompanying Notes

            FISCHER & PORTER COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)

                                              Three Months Ended
                                                   31 March
                                                 1994      1993
Operating Activities:
 Net (loss) income                            $(2,344)    $  74
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                                 1,498     1,668
   Amortization                                   137       128
   Provision for doubtful accounts receivable     109        60
   Provision for inventory reserves               175       323
   (Gain) loss on property dispositions           (76)        9
   Accounting change (Note 4)                       -       (94)
   Changes in assets and liabilities:
    Decrease (increase) in receivables          2,992    (2,224)
    (Increase) in inventories                  (3,533)   (3,857)
    (Increase) in prepaid expenses               (240)     (278)
    Increase in accounts payable and accrued
       expenses                                 3,713     2,921
    (Decrease) in income taxes payable           (876)     (750)
   (Decrease) increase in noncurrent liabilities  (95)      386
   (Decrease) increase in other assets              9      (199)

      Net cash provided by (used for) operating
         activities                             1,469    (1,833)

Investing Activities:
   Capital expenditures                       (1,113)      (914)
   Cash received from property dispositions      109          5

      Net cash (used for) investing
         activities                           (1,004)      (909)

Financing Activities:
   Sale of common stock                            -          -
   Cash dividend on preferred stock                -        (16)
   Long-term debt borrowings                   3,106          -
   Reduction in long-term debt                  (996)    (1,540)
   Net short-term borrowings (repayments)     (2,661)     3,385

      Net cash (used for) provided by financing
           activities                           (551)     1,829

Effect of exchange rate changes on cash           154      (224)

Net increase (decrease) in cash and cash
           equivalents                             68    (1,137)

Cash and cash equivalents,
           beginning of period                  5,565     6,565

Cash and cash equivalents,
           end of period                       $5,633    $5,428


See accompanying Notes.

                    FISCHER & PORTER COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   31 MARCH 1994
                                     (Unaudited)


1.     SUMMARIZED FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of 31 March 1994 and the results of operations for the three month periods ended 31 March 1994 and 1993 and cash flows for the three months ended 31 March 1994 and 1993.

        The results of operations for the three month period ended 31 March 1994 are not necessarily indicative of the results to be expected for the full year.

        Interest expense is net of interest income of $81,000 in the three month period ended 31 March 1994 and $84,000 in the three month period ended 31 March 1993.


2.     EARNINGS PER SHARE

        Primary earnings per share is based on the monthly weighted average number of shares of Common stock, Common stock equivalents and (for
        1993) Class B stock outstanding during the respective periods.
        Common stock equivalents are not considered in the calculation of primary loss per Common share in the three month period ended 31
        March 1994, since they would be antidilutive. Primary earnings per share in 1993 is based on earnings after payment of the quarterly dividend on preferred stock of $16,000. The computation of fully diluted earnings or loss per share would have been antidilutive for the three month periods ended 31 March 1994 and 1993. The monthly weighted average number of shares was 5,295,000 and 5,293,000 for primary earnings per share and 5,295,000 and 5,359,000 for fully diluted earnings per share in the three month periods ended 31 March 1994 and 1993, respectively.


3.     SALE OF THE COMPANY/SUBSEQUENT EVENTS

        On April 13, 1994, the Company entered into a definitive merger agreement with Elsag Bailey Process Automation N.V. (Bailey) which provides for Bailey to acquire the Company in an all cash merger at a price, on a fully-diluted basis, of $24.25 a share, or approximately $157.0 million.

        On April 25, 1994, the Company tendered a $5.4 million check to Moorco International Inc. ("Moorco") in full satisfaction of all obligations arising from the termination of the definitive merger agreement previously entered into between Moorco and the Company (The "Moorco Merger Agreement"). Bailey has loaned the Company $5.3 million for the payment tendered to Moorco. Moorco rejected the Company's tender and demanded payment of a termination fee under the terminated agreement of $7.3 million. The Company and Bailey instituted suit in the Court of Common Pleas of Bucks County, Pennsylvania seeking a declaration of the correct amount due Moorco in respect of the termina-tion of the Moorco Merger Agreement and that the plaintiffs have no further obligations to Moorco in respect of that Agreement. Moorco subsequently filed suit against the Company in the United States District Court for the Southern District of Texas (the "Texas Action") seeking damages of $7.3 million in respect of the termination of the Moorco merger agreement, and seeking an injunction to prevent the Company from selling certain of its subsidiaries to Bailey, which


                     FISCHER & PORTER COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   31 MARCH 1994
                                    (continued)


        sales are conditions to Bailey's obligation to close on the merger agreement between Bailey and the Company.

        In connection with the sale, the Company will incur a fee of approximately $2.8 million for services of its investment banker which will be paid at closing of the transaction. The estimated fee has not been reflected in the 31 March 1994 consolidated financial statements.

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

4.     INCOME TAXES

       Pretax income and the related income tax provision can be summarized as follows:
                                                   (Thousands of
                                                      Dollars)
                                                    Three Months
                                                        Ended
                                                       31 March
                                                  1994           1993
   Income (loss) before provision for income taxes

   U. S.                                      $  (1,318)        $  (13)
   International                                   (733)           546

   Total                                      $  (2,051)        $  533

   Income tax provision

   U. S.                                      $      22         $ (213)
   International                                    271            672

   Total                                      $     293         $  459

   Reconciliation

   Expected U. S. Federal
     provision (benefit)                      $    (697)        $  181
   Adoption of FASB #109                              -            (94)
   Foreign dividend tax                              53             88
   Alternative minimum tax                           22             37
   Absence of U. S. tax
     benefit on operating loss                      448              -
   Adjustment of U.S. tax accrual                     -           (246)
   Absence of full foreign tax
     benefit on operating losses                    487            475
   Difference between U.S.
     and foreign tax rates                          (20)            17
   Other                                              -              1
   Actual tax provision                       $     293        $   459

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTH PERIOD ENDED 31 MARCH 1994


MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Reference is made to Note 3)

Sales in the first quarter of 1994 were $5.5 million less than the sales reported for the same period of 1993. Sales in the United States increased $2.8 million but decreased by $8.3 million for the International Units; at comparable currency exchange rates, the decrease in International sales would have been approximately $6.7 million. The increase in sales in the United States was mainly in the instrument business. Sales in International decreased, compared to last year, mainly due to an exceptionally high level of DCI System SixTM distributed control system sales in the first quarter of 1993. Income from operations declined approximately $2.7 million from the prior year level. In addition to the negative effect on income from operations due to lower sales, the Company incurred approximately $500,000 of unusual administrative expenses for various fees (banking, legal, accounting, etc.) in connection with the sale of the Company. Also, approximately $100,000 of additional expenses resulted from the impact on stock appreciation rights of increased market value of the Company's common stock.

Orders received in the first quarter of 1994 were $54.5 million, or 1.8% less than the $55.5 million reported in the first quarter of 1993. Orders received in the fourth quarter of 1993 were also $55.5 million.

At 31 March 1994, the available credit under the U.S. revolver was $13.2 million of which $9.4 million was outstanding; at 13 May 1994, the available credit was $13.0 million and the amount outstanding was $11.0 million.


                          PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

      Refer to Note 3 of the Notes to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits to be filed:

           None.

      (b)  Reports on Form 8-K:

      In a report filed on Form 8-K dated 31 March 1994, the Company reported that a definitive merger agreement was reached with Moorco International Inc. (Moorco). The agreement provided for Moorco to acquire the Company in an all cash merger at a price, on a fully-diluted basis, of approximately $150.0 million, or $23.25 per share. The transaction was conditional upon, among other things, the approval of the Company's shareholders.

      In a report filed on Form 8-K dated 21 April 1994, the Company reported the termination of the Moorco agreement and the signing of a definitive merger agreement with Elsag Bailey Process Automation N.V. (Bailey). The agreement provides for Bailey to acquire the Company in an all cash merger at a price, on a fully-diluted basis, of $24.25 per share. The transaction is conditional upon, among other things, the approval of the Company's shareholders.

      Refer to Note 3 of the Notes to the Consolidated Financial Statements.


                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FISCHER & PORTER COMPANY
                                  (Registrant)





Date:    16 May 1994              By:    LAURENCE P. FINNEGAN, JR.
                                 Laurence P. Finnegan, Jr.
                              Senior Vice President - Finance
                                       and Treasurer
                                    (Chief Financial Officer)



                             By:       NATHAN T. SCHELLE
                                     Nathan T. Schelle
                                 Vice President-Controller
                                   (Chief Accounting Officer)